Form 10-Q
period 2025-03-31
Apollo Origination II (UL) Capital Trust
filed 2025-05-14
CIK 2052153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-56723

Apollo Origination II (UL) Capital Trust

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-6481177
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57 Street New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2025, the registrant had 20,004,751 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” and “our” refer to Apollo Origination II (UL) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $475,586 and $0 at March 31, 2025 and December 31, 2024, respectively)	$475,610		$—
Cash and cash equivalents	21,370		2
Due from counterparties	6,324		—
Receivable for investments sold	3,582		—
Interest receivable	3,162		—
Other assets	199		—
Total Assets	$510,247		$2

Liabilities
Payable for investments purchased	866		—
Administration fees payable	131		8
Professional fees payable	—		65
Trustee fees payable	52		—
Management fees payable	34		—
Accrued organizational costs	—		20
Other liabilities and accrued expenses	157		—
Total Liabilities	$1,240		$93
Commitments and contingencies (Note 6)
Total Net Assets	$509,007		$(91)

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 20,004,751 and 60 shares issued and outstanding, respectively)	$20		$0*
Capital in excess of par value	500,735		2
Accumulated distributed earnings (losses)	8,252		(93)
Total Net Assets	$509,007		$(91)

Net Asset Value Per Share	$25.44	$	N/A

* Rounded value

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(In thousands, except per share data)

For the three months ended March 31,
2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$8,716
PIK interest income	76
Dividend income	226
Other income	157
Total Investment Income	$9,175
Expenses
Management fees	$602
Administration fees	124
Trustee fees	52
Other general and administrative expenses	168
Organizational fees	60
Total Expenses	1,006
Net Investment Income	$8,169
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$73
Foreign currency transactions	(14)
Net realized gains (losses)	59
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	24
Foreign currency translations	-
Net change in unrealized gains (losses)	24
Net Realized and Change in Unrealized Gains (Losses)	$83
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,252

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

For the three months ended March 31,
2025
Operations
Net investment income	$8,169
Net realized gains (losses)	59
Net change in unrealized gains (losses)	24
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,252

Capital Share Transactions
Net proceeds from the issuance of common shares	$500,755
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$500,755

Net Assets
Net increase (decrease) in net assets during the period	$509,098
Net assets at beginning of period	(91)
Net Assets at End of Period	$509,007

Capital Share Activity
Shares issued during the period	20,004,751
Shares extinguished during the period	(60)
Shares issued and outstanding at beginning of period	60
Shares Issued and Outstanding at End of Period	20,004,751

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

For the three months ended March 31,
2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$8,252
Net realized (gains) losses	(59)
Net change in unrealized (gains) losses	(24)
PIK interest capitalized	43
Purchase of investments	(480,622)
Proceeds from sale of investments and principal repayments	5,141
Changes in operating assets and liabilities:
Decrease (increase) in due from counterparties	(6,324)
Decrease (increase) in receivable for investments sold	(3,582)
Decrease (increase) in interest receivable	(3,162)
Decrease (increase) in other assets	(199)
Increase (decrease) in administration fees payable	123
Increase (decrease) in management fees payable	34
Increase (decrease) in payable for investments purchased	866
Increase (decrease) in professional fees payable	(65)
Increase (decrease) in trustee fees payable	52
Increase (decrease) in accrued organizational costs	(20)
Increase (decrease) in other liabilities and accrued expenses	157
Net Cash Used in/Provided by Operating Activities	$(479,389)

Financing Activities
Proceeds from issuance of common shares	$500,755
Proceeds from extinguishment of common shares	2
Net Cash Used in/Provided by Financing Activities	$500,757

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	$21,368
Cash, cash equivalents at beginning of period	2
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$21,370

Non-Cash Activity
PIK income	$76

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2030	$20,455	$20,540	$20,455	(7)(10)
			Total Aerospace & Defense		$20,540	$20,455

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2031	$481	$474	$474	(7)(14)(16)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	2/13/2030	50	43	44	(7)(14)(16)
	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	2/13/2031	6,898	6,837	6,838	(7)
			Total Automobile Components		$7,354	$7,356

Building Products
US LBM
LBM Acquisition, LLC
	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	12/17/2027	$291	$292	$286	(4)(7)
			Total Building Products		$292	$286

Commercial Services & Supplies
AVI-SPL
A&V Holdings Midco, LLC
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	6/6/2031	—	$(42)	$(41)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.00% Floor	6/6/2031	—	—	—	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	6/6/2031	14,337	14,132	14,137	(7)(10)
					14,090	14,096
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	169	127	127	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	19,798	19,402	19,402	(7)(10)
					19,529	19,529

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Heritage Environmental Services
Heritage Environmental Services, Inc.
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	—	(3)	(3)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2030	—	-	—	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+550, 4.50% Floor	1/31/2030	—	-	—	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	1,263	1,257	1,257	(7)(10)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	5,099	5,137	5,137	(7)(10)
R.R. Donnelley					6,391	6,391
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	4,060	3,938	3,979	(7)(10)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	17,445	17,097	17,096	(6)(10)
					21,035	21,075
			Total Commercial Services & Supplies		$61,045	$61,091

Communications Equipment
CommScope
Commscope, LLC
	First Lien Secured Debt - Corporate Bond	9.50%	12/15/2031	$1,461	$1,520	$1,504	(4)(10)(12)
	First Lien Secured Debt - Term Loan	S+525, 2.00% Floor	12/17/2029	8,766	8,985	8,743	(4)(7)(10)(12)
			Total Communications Equipment		$10,505	$10,247

Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/10/2031	$14,574	$14,501	$14,501	(7)
			Total Construction & Engineering		$14,501	$14,501

Consumer Finance
LendingTree
LendingTree, Inc.
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	3/27/2031	$2,958	$2,958	$2,958	(7)(10)(12)(16)
	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	3/27/2031	6,655	6,660	6,655	(7)(10)(12)
			Total Consumer Finance		$9,618	$9,613

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date		Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030		—	$(8)	$(8)	(6)(10)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030		4,465	4,387	4,387	(6)(10)
						4,379	4,379
Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	10/24/2031		12,242	12,059	12,059	(6)(10)
		Total Consumer Staples Distribution & Retail				$16,438	$16,438

Financial Services
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031		—	$(42)	$(42)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031		—	(14)	(14)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031		8,003	7,883	7,883	(7)(10)
						7,827	7,827
Wealth Enhancement Group, LLC
Wealth Enhancement Group, LLC
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	10/2/2028		—	(3)	(2)	(6)(13)(14)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/2/2028		5,049	4,947	4,950	(6)(16)
						4,944	4,948
			Total Financial Services			$12,771	$12,775

Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2032		—	$(19)	$(19)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/30/2032		5,546	5,463	5,462	(7)(10)
	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/30/2032	C$	1,002	686	686	(3)(8)(10)
	First Lien Secured Debt - Term Loan	T+525, 0.75% Floor	2/2/2032		¥107,358	705	705	(3)(9)(10)
						6,835	6,834

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Zeus
Zeus Company LLC
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031	$230	236	235	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030	—	-	—	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/28/2031	3,501	3,536	3,527	(7)(10)
					3,772	3,762
			Total Health Care Equipment & Supplies		$10,607	$10,596

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	$—	$(6)	$6	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/13/2031	12,618	12,555	12,681	(7)(10)
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	9/15/2031	5,075	5,050	5,101	(7)(10)
					17,599	17,788
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/8/2029	—	—	—	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/8/2029	7,047	7,048	7,047	(7)(10)
Tivity Health					7,048	7,047
Tivity Health, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	14,501	14,574	14,501	(7)
			Total Health Care Providers & Services		$39,221	$39,336

Health Care Technology
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/31/2032	$11,486	$11,429	$11,429	(7)(10)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	—	(8)	(8)	(7)(10)(13)(14)(16)
			Total Health Care Technology		$11,421	$11,421

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	—	$—	$—	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	526	526	526	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	9,468	9,468	9,468	(7)(10)
			Total Household Durables		$9,994	$9,994

Insurance
Higginbotham
Higginbotham Insurance Agency, Inc.
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	$605	$605	$605	(7)(14)(16)
HIG Intermediate, Inc.
	Preferred Equity - Cumulative Preferred	Equity	N/A	15	15	15
					620	620
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	25	11	11	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	32	25	25	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	6,351	6,287	6,287	(7)(10)
					6,323	6,323

Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	—	—	—	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	11,472	11,473	11,472	(7)(10)
					11,473	11,472
			Total Insurance		$18,416	$18,415

IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	—	$(25)	$(25)	(7)(10) (13)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	12,151	12,037	12,029	(7)(10)
			Total IT Services		$12,012	$12,004

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Life Sciences Tools & Services
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/6/2032	9,133	$9,041	$9,041	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/6/2032	—	(12)	(12)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	—	(14)	(14)	(7)(10)(13)(14)(16)
					9,015	9,015
Curia
Curia Global, Inc.
	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	12/6/2029	19,870	19,523	19,523	(7)(10)
			Total Life Sciences Tools & Services		$28,538	$28,538

Media
Gannett
Gannett Holdings, LLC
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	—	$(19)	$(13)	(4)(7)(10)(12)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	20,835	20,522	20,626	(4)(6)(10)(12)
					20,503	20,613
Gannett Co., Inc.
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	13	11	(10)(12)
			Total Media		$20,516	$20,624

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	—	$(9)	$(9)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	13,654	13,518	13,518	(7)(10)
					13,509	13,509
Silk Holdings III Corp.
Silk Holdings III Corp.
	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/1/2029	8,461	8,391	8,398	(7)(10)
			Total Personal Care Products		$21,900	$21,907

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Pharmaceuticals
Catalent
Creek Parent, Inc.
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/18/2031	―	$(43)	$(43)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/18/2031	19,235	18,898	18,898	(7)(10)
			Total Pharmaceuticals		$18,855	$18,855

Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	$12,952	$12,953	$12,952	(7)(10)
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	―	(6)	(6)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	544	532	532	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+550 (Includes 2.75% PIK)	8/22/2031	10,050	9,881	9,950	(7)(10)
			Total Professional Services		$23,360	$23,428

Semiconductors & Semiconductor Equipment
Wolfspeed, Inc.
Wolfspeed, Inc.
	First Lien Secured Debt - Corporate Bond	12%	6/23/2030	$7,572	$7,377	$7,534	(12)
		Total Semiconductors & Semiconductor Equipment			$7,377	$7,534

Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	3/19/2031	$4,383	$4,372	$4,372	(7)(16)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	―	(2)	(2)	(7)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	3/19/2031	1,929	1,924	1,924	(7)
					6,294	6,294

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Databricks
Databricks, Inc.
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/19/2031	―	19	28	(4)(6)(14)(16)
	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031	16,748	16,832	16,874	(4)(7)
					16,851	16,902
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	1,058	1,072	1,071	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	―	—	—	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	10,796	10,850	10,850	(7)(10)
					11,922	11,921
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	―	(6)	(6)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	7,063	6,993	6,993	(7)(10)
					6,987	6,987
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/7/2031	―	(6)	(6)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/7/2031	12,991	12,926	12,926	(7)(10)
					12,920	12,920
Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	―	(42)	(42)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	―	(21)	(21)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	16,331	16,168	16,168	(7)(10)
					16,105	16,105
				Total Software	$71,079	$71,129

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(18)
Specialty Retail
Tailored Brands
The Men's Wearhouse, LLC
	First Lien Secured Debt - Term Loan	S+650, 0.00% Floor	2/26/2029	$7,423	$7,427	$7,439	(4)(7)
			Total Specialty Retail		$7,427	$7,439

Technology Hardware, Storage & Peripherals
Service Express
Victors Purchaser, LLC
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031	$658	$658	$628	(7)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	8/15/2031	―	(3)	(17)	(7)(13)(14)(16)
	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031	12,727	12,727	12,600	(7)
		Total Technology Hardware, Storage & Peripherals			$13,382	$13,211

Transportation Infrastructure
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/15/2031	$430	$402	$402	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	359	348	348	(7)(10)(14)(16)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/15/2031	7,744	7,667	7,667	(7)(10)
			Total Transportation Infrastructure		$8,417	$8,417

		Total Investments before Cash Equivalents			$475,586	$475,610
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	20,976	20,976	20,976	(15)
		Total Investments after Cash Equivalents			$496,562	$496,586

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to our consolidated financial statements in this quarterly report on Form 10Q).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See Note 6 to our consolidated financial statements in this quarterly report on Form 10Q for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to our consolidated financial statements in this quarterly report on Form 10-Q for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
(5)
Unless otherwise indicated, loan contains a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest rate floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime rate on select contracts and switch to an alternative base rate contract in the future.
(6)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(7)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2025 was 4.29%.

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(8)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average ("CORRA"), which as of March 31, 2025 was 2.72%.
(9)
The interest rate on these loans is subject to 3 months Tokyo Term Risk Free Rate ("TORF"), which as of March 31, 2025 was 0.53%.
(10)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to our consolidated financial statements in this quarterly report on Form 10-Q for discussion of the exemptive order from the SEC.)
(11)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, all of the company's investments were non-controlled, non-affiliated.
(12)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2025, non-qualifying assets represented approximately 9.4% of the total assets of the Company.
(13)
The negative fair value is the result of the commitment being valued below par.
(14)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(15)
This security is included in Cash and Cash Equivalents on the Consolidated Statement of Assets and Liabilities.

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(16)
As of March 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 6 to our consolidated financial statements in this quarterly report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
A&V Holdings Midco, LLC	$4,412	$—	$4,412
Advarra Holdings, Inc.	1,166	—	1,166
AVSC Holding Corp.	2,118	(169)	1,949
Azurite Intermediate Holdings, Inc.	5,084	(4,383)	701
Cambrex Corp.	2,556	—	2,556
Creek Parent, Inc.	2,461	—	2,461
Databricks, Inc.	3,707	—	3,707
Everbridge Holdings, LLC	3,785	(1,058)	2,727
Evergreen IX Borrower 2023, LLC	581	—	581
Gannett Holdings, LLC	1,288	—	1,288
Geotechnical Merger Sub, Inc.	3,944	(789)	3,155
Goldeneye Parent, LLC	1,663	—	1,663
Heritage Environmental Services, Inc.	1,489	—	1,489
Higginbotham Insurance Agency, Inc.	1,457	(605)	852
Jensen Hughes, Inc	3,686	—	3,686
Legends Hospitality Holding Company, LLC	1,753	(544)	1,209
LendingTree, Inc.	2,958	(2,958)	—
OMH-Healthedge Holdings, Inc.	771	—	771
Parfums Holding Company, Inc.	853	—	853
Poly-Wood, LLC	3,586	(526)	3,060
Protein For Pets Opco, LLC	469	—	469
QBS Parent, Inc.	1,256	—	1,256
Runway Bidco, LLC	6,347	—	6,347
SG Acquisition, Inc.	1,133	—	1,133
Spruce Bidco II Inc.	1,250	—	1,250
Thg Acquisition, LLC	2,124	(57)	2,067
Truck-Lite Co., LLC	1,505	(531)	974
Vensure Employer Services, Inc.	2,398	—	2,398
Victors Purchaser, LLC	4,772	(658)	4,114
Wealth Enhancement Group, LLC	21,472	(5,049)	16,423
Zeus Company LLC	1,148	(230)	918
Total	$93,192	$(17,557)	$75,635

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(17) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Total
Aerospace & Defense	$20,540	$—	$20,540
Automobile Components	7,354	—	7,354
Building Products	292	—	292
Commercial Services & Supplies	61,044	—	61,044
Communications Equipment	10,506	—	10,506
Consumer Finance	9,618	—	9,618
Consumer Staples Distribution & Retail	16,437	—	16,437
Financial Services	12,771	—	12,771
Health Care Equipment & Supplies	10,607	—	10,607
Health Care Providers & Services	39,221	—	39,221
Health Care Technology	11,421	—	11,421
Household Durables	9,994	—	9,994
Insurance	18,402	15	18,417
IT Services	12,012	—	12,012
Life Sciences Tools & Services	28,538	—	28,538
Media	20,516	—	20,516
Personal Care Products	21,900	—	21,900
Pharmaceuticals	18,855	—	18,855
Professional Services	23,360	—	23,360
Semiconductors & Semiconductor Equipment	7,377	—	7,377
Software	71,077	—	71,077
Specialty Retail	7,427	—	7,427
Technology Hardware, Storage & Peripherals	13,382	—	13,382
Transportation Infrastructure	8,416	—	8,416
Construction & Engineering	14,501	—	14,501
Total	$475,571	$15	$475,586

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(18) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Total
Aerospace & Defense	$20,455	$—	$20,455
Automobile Components	7,357	—	7,357
Building Products	286	—	286
Commercial Services & Supplies	61,091	—	61,091
Communications Equipment	10,247	—	10,247
Consumer Finance	9,613	—	9,613
Consumer Staples Distribution & Retail	16,437	—	16,437
Financial Services	12,775	—	12,775
Health Care Equipment & Supplies	10,596	—	10,596
Health Care Providers & Services	39,336	—	39,336
Health Care Technology	11,421	—	11,421
Household Durables	9,994	—	9,994
Insurance	18,400	15	18,415
IT Services	12,004	—	12,004
Life Sciences Tools & Services	28,538	—	28,538
Media	20,625	—	20,625
Personal Care Products	21,907	—	21,907
Pharmaceuticals	18,855	—	18,855
Professional Services	23,428	—	23,428
Semiconductors & Semiconductor Equipment	7,535	—	7,535
Software	71,128	—	71,128
Specialty Retail	7,439	—	7,439
Technology Hardware, Storage & Peripherals	13,210	—	13,210
Transportation Infrastructure	8,416	—	8,416
Construction & Engineering	14,501	—	14,501
Total	$475,595	$15	$475,610

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2025
Software	14.96%
Commercial Services & Supplies	12.84%
Health Care Providers & Services	8.27%
Life Sciences Tools & Services	6.00%
Professional Services	4.93%
Personal Care Products	4.61%
Media	4.34%
Aerospace & Defense	4.30%
Pharmaceuticals	3.96%
Insurance	3.87%
Consumer Staples Distribution & Retail	3.46%
Construction & Engineering	3.05%
Technology Hardware, Storage & Peripherals	2.78%
Financial Services	2.69%
IT Services	2.52%
Health Care Technology	2.40%
Health Care Equipment & Supplies	2.23%
Communications Equipment	2.15%
Household Durables	2.10%
Consumer Finance	2.02%
Transportation Infrastructure	1.77%
Semiconductors & Semiconductor Equipment	1.58%
Specialty Retail	1.56%
Automobile Components	1.55%
Building Products	0.06%
Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of March 31, 2025
United States	100.00%
Total	100.00%

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

Apollo Origination II (UL) Capital Trust (the “Company,” “we,” “us,” or “our”), was organized as a Delaware statutory trust on June 26, 2024. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on January 28, 2025. In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

Prior to electing to be regulated as a BDC, pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), the Company merged with AOP II Capital Trust Two (“AOP II Capital Trust Two”), a Delaware statutory trust and a wholly-owned subsidiary of Apollo Origination Partnership II (Unlevered AIV), L.P., a Cayman Islands exempted limited partnership (“Parent”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of Parent (the “Merger”). Following the Merger, and pursuant to the terms of the Reorganization Agreement, the Company acquired all of the membership interests of AOP II Origination Holdings (UL), LLC, a Delaware limited liability company that held an investment portfolio (the “Investment Portfolio HoldCo”), from AOP II Intermediate Holdings (DC I), LLC, a Delaware limited liability company (the “Intermediate HoldCo”), which was all of Parent’s interest in Intermediate HoldCo (the “Investment Portfolio HoldCo Transfer”). The Investment Portfolio HoldCo Transfer resulted in the Company acquiring an investment portfolio from the Intermediate HoldCo (the “Investment Portfolio”). The Investment Portfolio HoldCo Transfer did not result in the acquisition of all or substantially all of Intermediate HoldCo’s assets.

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest (the "Shares") at a price of $25.00 per share, as our initial capital. In connection with the Reorganization, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. In addition, on March 6, 2025 and March 24, 2025 the Company issued 711,181 and 983,361 Shares, respectively, pursuant to drawdown notices issued to investors.

Apollo Credit Management, LLC (the "Adviser” or “ACM”) is our Adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries ("AGM"). The Adviser, subject to the overall supervision of our Board of Trustees, manages the day-to-day operations of the Company and will provide investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (the "Administrator"), provides, among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company expects to invest, directly or indirectly, globally across private credit opportunities, primarily investing in certain originated, secured loans or similar financial instruments, including bonds, debentures and other debt securities, made to or issued by corporate borrowers and issuers that generally generate on an annual basis $100 million or greater in earnings before interest, taxes, depreciation and amortization (“EBITDA”), and, to the extent applicable, equity-kickers or similar financial instruments issued, received or otherwise purchased in connection with such investment opportunities. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-Q, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included.

Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.

As of March 31, 2025, the Company's consolidated subsidiaries were AOP II Investment Holdings (UL DC), LLC and AOP II Origination Holdings (UL), LLC.

Segment Reporting

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company's adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of March 31, 2025 were $21,370 of which $20,976 is held in money market funds. Cash held as of December 31, 2024 was $2.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Investment Valuation Process

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Company's Adviser as “valuation designee,” the Board continues to be responsible for overseeing the processes for determining fair valuation.

Under the Company's valuation policies and procedures, the Adviser values investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third-party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third-party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of the Adviser including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Adviser. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Adviser undertakes a multi-step valuation process each quarter, as described below:

(1)
Independent valuation firms engaged conduct independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
(2)
At least each quarter, the valuation will be reassessed and updated by the Adviser or an independent valuation firm to reflect company specific events and latest market data;

(3)
Preliminary valuation conclusions are then documented and discussed with senior management of our Adviser;
(4)
The Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm; and
(5)
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements.

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

During the three months ended March 31, 2025 the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a net basis in the Consolidated Statements of Assets and Liabilities when, and only when, they are with the same counterparty, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

Realized Gains or Losses

Security transactions are accounted for on a trade date basis. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date.

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

If at any point the Company believes PIK is not fully expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on a cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, there were no loans placed on non-accrual status.

Expenses

Expenses include management fees, insurance expenses, administrative service fees, legal fees, trustee fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Organization Expenses

Costs associated with the organization of the Company were expensed as incurred. These expenses consisted primarily of legal fees and other costs of organizing the Company.

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

Distributions

Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Trustees and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires additional disaggregated disclosures on the entity's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 with early adoption being permitted. The Company is currently evaluating the impact of this guidance and does not expect a material impact to the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01 to clarify ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to the financial statements. Other than the aforementioned guidance, the Company's management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Agreements and Related Party Transactions

Advisory Agreement with ACM

On January 21, 2025, the Company entered into an Investment Advisory Agreement (the "Advisory Agreement") with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company's investments, and monitoring its investments and portfolio companies on an ongoing basis.

The Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company's outstanding voting securities, and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment, within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Company will pay the Adviser a base management fee for its services under the Advisory Agreement. The cost of the base management fee will ultimately be borne by the shareholders.

Base Management Fee

The base management fee (the "Management Fee") is accrued monthly and paid quarterly in arrears at an annual rate of 0.70% of the Company's net assets as of the beginning of the first business day of the applicable month. For purposes of the Advisory Agreement, "net assets" means the Company's total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

For the three months ended March 31, 2025, the Company recognized $602 of management fees of which $34 was payable.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three months ended March 31, 2025 the Company received $149 in fee rebates from affiliates related to Capital Solution services.

Administration Agreement with ACM

On January 21, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, ACM as the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board of Trustees, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

Such reimbursement will include the Company’s allocable portion of compensation, and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in the Advisory Agreement and Administration Agreement.

In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. ACM may hire a sub-administrator to assist in the provision of administrative services. A sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

Co-Investment Activity

An affiliate of the Adviser has received an exemptive order from the SEC on January 14, 2025 (the "Order"), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates,subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the

SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of March 31, 2025, the Company’s co-investment holdings were 80.3% of the portfolio or $382,018, measured at fair value. On a cost basis, 80.3% of the portfolio or $381,970 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The table below shows the composition of our investment portfolio as of March 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820. The Company had no investments as of December 31, 2024.

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$475,571	$475,595	$—	$55,487	$420,108
Preferred Equity	15	15	—	—	15
Total Investments	$475,586	$475,610	$—	$55,487	$420,123
Money Market Fund	20,976	20,976	20,976	—	—
Total Cash Equivalents	20,976	20,976	20,976	—	—
Total Investments after Cash Equivalents	$496,562	$496,586	$20,976	$55,487	$420,123

The following table shows changes in the fair value of our Level 3 investments for the three months ended March 31, 2025:

	First Lien Secured Debt (2)	Preferred Equity	Total
Fair value as of December 31, 2024	$—	$—	$—
Net realized gains (losses)	37	—	37
Net change in unrealized gains (losses)	116	—	116
Net amortization on investments	9	—	9
Purchases, including capitalized PIK (1)	423,587	15	423,645
Sales (1)	(3,641)	—	(3,641)
Fair value as of March 31, 2025	$420,108	$15	$420,123

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$116	$—	$116

(1)
Includes reorganizations and restructuring of investments.
(2)
Includes unfunded commitments measured at fair value

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$46,794	Transactional Value	Cost	N/A	N/A	N/A
	373,314	Yield Analysis	Discount Rate	8.8%	16.4%	9.6%
Preferred Equity	15	Yield Analysis	Discount Rate	12.1%	12.1%	12.1%
Total Level 3 Investments	$420,123

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the Company may use an option pricing technique, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”), to perform valuations. The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.

Investment Transactions

As a part of the reorganization event, a portfolio of investments were transferred to the Company. For the three months ended March 31, 2025 purchases of investments on a trade date basis were $480,622.

For the three months ended March 31, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $5,141.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three months ended March 31, 2025 PIK income earned was $76.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2025:

For the three months ended March 31,
2025
PIK balance at beginning of period	$—
PIK income capitalized	43
Adjustments due to investments exited or written off	—
PIK income received in cash	—
PIK balance at end of period	$43

Note 5. Net Assets

The Company is authorized to issue an unlimited number of Shares. On December 31, 2024, Apollo Capital Management, L.P. purchased 60 Shares at a price of $25.00 per share, as our initial capital. In connection with the Reorganization, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. In addition, on March 6, 2025 and March 24, 2025 the Company issued 711,181 and 983,361 Shares, respectively, pursuant to drawdown notices issued to investors.

Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. Investors are required to fund their capital commitments to purchase Shares each time the Company delivers a drawdown notice. The price per Share for each drawdown purchase will be equal to the Company's per share NAV as determined within 48 hours of the capital drawdown date, excluding Sundays and holidays.

As of March 31, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	March 31, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$43,000	5%
(1)
The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such Subscriber’s Capital Commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

Note 6. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

March 31, 2025
Unfunded revolver obligations (1)	$27,423
Unfunded delayed draw loan commitments (2)	48,212
Total Unfunded Commitments(3)	$75,635

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding.
(2)
The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.
(3)
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management was not aware of any pending or threatened litigation.

Note 7. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025.

For the three months ended March 31,
2025 (2)
Per Share Data*
Net asset value at beginning of period	$—
Net investment income (1)	0.44
Net realized and change in unrealized gains (losses) (1)	0.00
Net increase in net assets resulting from operations	0.44
Net increase (decrease) in net assets relating to capital share transactions (5)	25.00
Net asset value at end of period	$25.44

Total return (3)	1.77%
Shares outstanding at end of period (1)	20,004,751
Weighted average shares outstanding (1)	18,703,605

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$509,007
Annualized ratio of total expenses to average net assets (4)	1.51%
Annualized ratio of net investment income to average net assets (4)	15.98%
Portfolio turnover rate	1.15%

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the activity and weighted average number of shares outstanding for the period presented.
(2)
Amounts have been derived based on the activity and the weighted average number of shares outstanding started on January 24, 2025.
(3)
Total return is calculated as the change in NAV per share divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at the commencement of investment operations). Total return is not annualized.
(4)
For the period ended March 31, 2025 amounts are annualized except for organizational costs.
(5)
The amount shown at this caption is the balancing amount derived from the other figures in this schedule. The amount shown for capital share transactions, including share issuances, will fluctuate due to the timing of the share issuances and the weighted average shares over the period.

Note 8. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of trustees of Apollo Origination II (UL) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (UL) Capital Trust and subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the three-month period then ended, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

May 13, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The three months ended March 31, 2025 represents the period from January 1, 2025 to March 31, 2025. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
our expected financings and investments;
•
the adequacy of our cash resources and working capital; and
•
the timing of cash flows, if any, from the operations of our portfolio companies.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

Overview

Apollo Origination II (UL) Capital Trust (the "Company," "we," "us" or "our") was organized as a Delaware statutory trust on June 26, 2024. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on January 28, 2025. The Company's investment activities are managed by Apollo Credit Management, LLC (the "Adviser" or "ACM", an investment adviser registered with the U.S. Securities and Exchange Commission (the "SEC") under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, and monitoring our portfolio on an ongoing basis. We have also elected to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Assuming we qualify as a RIC, we generally do not pay corporate-level federal income taxes on any income we distribute to our shareholders.

Prior to electing to be regulated as a BDC, pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), the Company merged with AOP II Capital Trust Two (“AOP II Capital Trust Two”), a Delaware statutory trust and a wholly-owned subsidiary of Apollo Origination Partnership II (Unlevered AIV), L.P., a Cayman Islands exempted limited partnership (“Parent”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of Parent (the “Merger”). Following the Merger, and pursuant to the terms of the Reorganization Agreement, the Company acquired all of the membership interests of AOP II Origination Holdings (UL), LLC, a Delaware limited liability company that held an investment portfolio (the “Investment Portfolio HoldCo”), from AOP II Intermediate Holdings (DC I), LLC, a Delaware limited liability company (the “Intermediate HoldCo”), which was all of Parent’s interest in Intermediate HoldCo (the “Investment Portfolio HoldCo Transfer”). The Investment Portfolio HoldCo Transfer resulted in the Company acquiring an investment portfolio from the Intermediate HoldCo (the “Investment Portfolio”). The Investment Portfolio HoldCo Transfer did not result in the acquisition of all or substantially all of Intermediate HoldCo’s assets.

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest (the "Shares") at a price of $25.00 per share, as our initial capital. In connection with the Reorganization, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. In addition, on March 6, 2025 and March 24, 2025 the Company issued 711,181 and 983,361 Shares, respectively, pursuant to drawdown notices issued to investors.

Investments

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company expects to invest, directly or indirectly, globally across private credit opportunities, primarily investing in certain originated, secured loans or similar financial instruments, including bonds, debentures and other debt securities, made to or issued by corporate borrowers and issuers that generally generate on an annual basis $100 million or greater in EBITDA, and, to the extent applicable, equity-kickers or similar financial instruments issued, received or otherwise purchased in connection with such investment opportunities. To a lesser extent and generally in connection with our main investment strategy, we may invest in other types of securities as well, including second lien senior secured, unsecured, subordinated, and mezzanine loans, preferred stock, equities and warrants in both private and public companies.

Our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to corporate borrowers, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions).

Portfolio and Investment Activity

Our portfolio and investment activity for the three months ended March 31, 2025, were as follows:

For the three months ended March 31,
(in thousands)*	2025
Investments made in portfolio companies	$480,622
Investments sold	(5,141)
Net activity before repaid investments	475,481
Investments repaid	—
Net investment activity	$475,481

Portfolio companies, at beginning of period	—
Number of investments in new portfolio companies	44
Number of exited companies	1
Portfolio companies at end of period	43

Number of investments in existing portfolio companies	43

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2025 were as follows:

March 31, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.0%
Weighted average yields, at amortized cost (1):
First lien secured debt	9.6%
Total portfolio	9.6%
Interest rate type, at fair value:
Fixed rate amount	$9,050
Floating rate amount	$466,544
Fixed rate, as percentage of total	1.9%
Floating rate, as percentage of total	98.1%
Interest rate type, at amortized cost:
Fixed rate amount	$8,910
Floating rate amount	$466,661
Fixed rate, as percentage of total	1.9%
Floating rate, as percentage of total	98.1%
(1)
An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the three months ended March 31, 2025 were as follows:

For the three months ended March 31,
(in thousands)*	2025
Total investment income	$9,175
Net expenses	1,006
Net investment income	8,169
Net realized gains (losses)	59
Net change in unrealized gains (losses)	24
Net realized and change in unrealized gains (Losses)	$83
Net increase in net assets resulting from operations	$8,252

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations is due to the commencement of investment operations, purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three months ended March 31, 2025 were as follows:

For the three months ended March 31,
(in thousands)*	2025
Interest income	$8,716
Dividend income	226
PIK interest income	76
Other income	157
Total investment income	$9,175

* Totals may not foot due to rounding.

For the three months ended March 31, 2025, total investment income was $9,175 , primarily driven by interest income from originations. The size of our investment portfolio at fair value was $475.6 million as of March 31, 2025. Additionally, our weighted average yield on debt was 9.6% for the three months ended March 31, 2025. For the three months ended March 31, 2025, payment-in-kind interest income represented 0.8% of total investment income.

We plan to generate revenue primarily in the form of interest income from the securities we hold. We expect most of our debt investments, in the form of senior secured loans, will generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as SOFR, the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments may provide for PIK interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. In addition, we may generate revenue in the form of prepayment and other fees in connection with transactions. Loan origination fees, original issue discount and market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on debt investments as interest income when earned. Dividend income on equity investments will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees.

Expenses

Expenses for the three months ended March 31, 2025 were as follows:

For the three months ended March 31,
2025
(in thousands)*
Management fees	$602
Administration fees	124
Trustee fees	52
Other general and administrative expenses	168
Organizational fees	60
Total expenses	$1,006

* Totals may not foot due to rounding.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees to the Adviser, pursuant to the Advisory Agreement; (b) our allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our Chief Compliance Officer, Chief Financial Officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any personnel of AGM or any of its affiliates providing non-investment related services to us; and (c) all other expenses of our operations, administrations and transactions.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Net Realized Gain (Loss)

Net realized gains (losses) for the three months ended March 31, 2025 were comprised of the following:

For the three months ended March 31,
(in thousands)*	2025
Non-controlled/non-affiliated investments	$73
Foreign currency transactions	(14)
Net realized gains (losses)	$59

* Totals may not foot due to rounding.

For the three months ended March 31, 2025, we generated total net realized gains of $59, driven by net realized gains of $73 from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $14 from foreign currency transactions, as a result of fluctuations in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three months ended March 31, 2025 were comprised of the following:

For the three months ended March 31,
(in thousands)*	2025
Non-controlled/non-affiliated investments	$24
Foreign currency translations	—
Net unrealized gains (losses)	$24

*Totals may not foot due to rounding.

For the three months ended March 31, 2025, we recognized gross unrealized gains on investments of $134 and gross unrealized losses on investments of $109, resulting in net change in unrealized gains of $24 for the first fiscal quarter of 2025. The fair value of our debt investments as a percentage of principal as of March 31, 2025 was 99%.

Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations and (iii) any future offerings of our equity securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity.

We believe that our current cash and cash equivalents on hand, our short-term investments, unfunded capital commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement and reimbursements under the Administration Agreement are described in Note 3 to our consolidated financial statements in this quarterly report on Form 10-Q.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Advisory Agreement;
•
Administration Agreement

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See Note 3 to our consolidated financial statements in this quarterly report on Form 10-Q for more information.

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short term debt securities would qualify as cash equivalents. See Note 2 to our consolidated financial statements in this quarterly report on Form 10-Q for more information. At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, as we deem appropriate.

Net Assets

See Note 5 to our consolidated financial statements in this quarterly report on Form 10-Q for information on the Company’s shares and related capital activities.

Distributions

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. Currently, we have substantial net capital loss carryforwards and consequently do not expect to generate cumulative net capital gains in the foreseeable future.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders.

PIK Income

For the three months ended March 31, 2025, PIK income totaled $76 on total investment income of $9.2 million. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this quarterly report on Form 10-Q for more information on the Company’s PIK income.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements.

Investments

Investment transactions are all recorded on a trade date basis. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Investment transactions that have not yet settled as of the period-end date are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment. The cost of investments is relieved using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Pursuant to Rule 2a-5 under the 1940 Act, our Board of Trustees has designated the Adviser as its “valuation designee” to perform the fair value determinations for investments held by us without readily available market quotations. The Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to verify whether market quotations are deemed to represent fair value, the Adviser, looks at certain factors including the source and nature of the quotations. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. The Adviser engages multiple independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Adviser undertakes a multi-step valuation process each quarter, as described below:

1.
Independent valuation firms engaged conduct independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
2.
At least each quarter, the valuation will be reassessed and updated by the Adviser or an independent valuation firm to reflect company specific events and latest market data;
3.
Preliminary valuation conclusions are then documented and discussed with senior management of our Adviser;
4.
The Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm; and
5.
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

•
available current market data, including relevant and applicable market trading and transaction comparables,
•
applicable market yields and multiples,
•
security covenants,
•
seniority of investments in the investee company’s capital structure,
•
call protection provisions,
•
information rights,

•
the nature and realizable value of any collateral,
•
the portfolio company’s ability to make payments,
•
earnings and discounted cash flows,
•
the markets in which the portfolio company does business,
•
comparisons of financial ratios of peer companies that are public,
•
M&A comparables,
•
our principal market (as the reporting entity) and
•
enterprise values, among other factors.

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our Adviser, as the valuation designee, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had an active market existed for such investments and may differ materially from the values that we may ultimately realize.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

See Notes 2 & 4 to our consolidated financial statements in this quarterly report on Form 10-Q for additional information regarding the fair value of our financial instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. For additional information concerning potential impact on our business and our operating results, see "Part II - Other Information, Item 1A. Risk Factors."

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 & 4 to our consolidated financial statements in this quarterly report on Form 10-Q, for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2025, 98.1% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$8.9	$0.5
Up 150 basis points	6.7	0.4
Up 100 basis points	4.5	0.2
Up 50 basis points	2.2	0.1
Down 50 basis points	(2.2)	(0.1)
Down 100 basis points	(4.4)	(0.2)
Down 150 basis points	(6.7)	(0.4)
Down 200 basis points	(8.9)	(0.5)

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge are any material legal proceedings threatened against us. From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition or results of operations, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

Item 1A. Risk Factors.

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in Amendment No. 1 to our Registration Statement on Form 10, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 5 to our consolidated financial statements in this quarterly report on Form 10-Q for issuances of our shares during the quarter and proceeds received in connection therewith. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Agreement and Declaration of Trust, dated January 21, 2025 (1)
3.2	Bylaws, dated January 21, 2025 (1)
10.1	Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	License Agreement (1)
10.4	Custody Agreement (2)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 000-56723) filed on January 28, 2025.

(2) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form 10 (File No. 000-56723) filed on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

Date: May 13, 2025	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)