Form 10-Q
period 2025-06-30
Apollo Origination II (UL) Capital Trust
filed 2025-08-12
CIK 2052153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 20,575,093 common shares of beneficial interest, $0.001 par value per share, outstanding.

sha

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” and “our” refer to Apollo Origination II (UL) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $499,937 and $0 at June 30, 2025 and December 31, 2024, respectively)	$499,809		$—
Cash and cash equivalents	16,270		2
Receivable for investments sold	3,051		—
Interest receivable	3,261		—
Other assets	79		—
Total Assets	$522,470		$2

Liabilities
Payable for investments purchased	685		—
Administration fees payable	239		8
Professional fees payable	—		65
Management fees payable	999		—
Accrued organizational costs	14		20
Other liabilities and accrued expenses	266		—
Total Liabilities	$2,203		$93
Commitments and contingencies (Note 6)
Total Net Assets	$520,267		$(91)

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 20,004,751 and 60 shares issued and outstanding, respectively)	$20		$0*
Capital in excess of par value	500,736		2
Accumulated distributed earnings (losses)	19,511		(93)
Total Net Assets	$520,267		$(91)

Net Asset Value Per Share	$26.01	$	N/A

* Rounded value

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$11,757	$20,564
PIK interest income	272	348
Dividend income	212	438
Other income	247	404
Total Investment Income	$12,488	$21,754
Expenses
Management fees	$966	$1,568
Administration fees	162	286
Trustee fees	16	68
Other general and administrative expenses	450	618
Organizational fees	47	107
Total Expenses	1,641	2,647
Net Investment Income	$10,847	$19,107
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$546	$619
Foreign currency transactions	—	(14)
Net realized gains (losses)	546	605
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(153)	(129)
Foreign currency translations	20	20
Net change in unrealized gains (losses)	(133)	(109)
Net Realized and Change in Unrealized Gains (Losses)	$413	$496
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,260	$19,603

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Operations
Net investment income	$10,847	$19,107
Net realized gains (losses)	546	605
Net change in unrealized gains (losses)	(133)	(109)
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,260	$19,603

Capital Share Transactions
Net proceeds from the issuance of common shares	$—	$500,755
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$500,755

Net Assets
Net increase (decrease) in net assets during the period	$11,260	$520,358
Net assets at beginning of period	509,007	(91)
Net Assets at End of Period	$520,267	$520,267

Capital Share Activity
Shares issued during the period	—	20,004,751
Shares extinguished during the period	—	(60)
Shares issued and outstanding at beginning of period	20,004,751	60
Shares Issued and Outstanding at End of Period	20,004,751	20,004,751

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

Six Months Ended June 30,
2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$19,603
Net realized (gains) losses	(605)
Net change in unrealized (gains) losses	109
PIK interest capitalized	301
Purchase of investments	(509,919)
Proceeds from sale of investments and principal repayments	10,303
Changes in operating assets and liabilities:
Decrease (increase) in receivable for investments sold	(3,051)
Decrease (increase) in interest receivable	(3,261)
Decrease (increase) in other assets	(79)
Increase (decrease) in administration fees payable	231
Increase (decrease) in management fees payable	999
Increase (decrease) in payable for investments purchased	685
Increase (decrease) in professional fees payable	(65)
Increase (decrease) in accrued organizational costs	(6)
Increase (decrease) in other liabilities and accrued expenses	266
Net Cash Used in/Provided by Operating Activities	$(484,489)

Financing Activities
Proceeds from issuance of common shares	$500,755
Proceeds from extinguishment of common shares	2
Net Cash Used in/Provided by Financing Activities	$500,757

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	$16,268
Cash, cash equivalents at beginning of period	2
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$16,270

Non-Cash Activity
PIK income	$348

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/28/2032	$20,455	$20,711	$20,455	(7)(11)
			Total Aerospace & Defense		$20,711	$20,455

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	2/13/2032	$9,465	$9,537	$9,370	(7)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	4,095	(46)	(41)	(7)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	2/13/2031	942	8	(9)	(7)(13)(14)(16)
			Total Automobile Components		$9,499	$9,320

Building Products
US LBM
LBM Acquisition, LLC
	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	12/17/2027	$291	$291	$287	(4)(7)
			Total Building Products		$291	$287

Commercial Services & Supplies
AVI-SPL
A&V Holdings Midco, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	6/6/2031	$14,245	$14,052	$14,050	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	6/6/2031	2,922	(32)	(40)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.00% Floor	6/6/2031	1,490	—	—	(7)(11)(14)(16)
					14,020	14,010
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	19,748	19,371	19,501	(7)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	2,118	(39)	(26)	(7)(11)(13)(14)(16)
					19,332	19,475

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Heritage Environmental Services
Heritage Environmental Services, Inc.
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	5,086	5,129	5,125	(7)(11)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	1,260	1,254	1,241	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	671	(3)	(10)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2030	112	—	—	(7)(11)(14)(16)
	First Lien Secured Debt - Revolver	S+550, 4.50% Floor	1/31/2030	706	1	—	(7)(11)(14)(16)
					6,381	6,356
R.R. Donnelley
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	21,451	21,030	21,022	(6)(7)(11)
					21,030	21,022
			Total Commercial Services & Supplies		$60,763	$60,863

Communications Equipment
CommScope
Commscope, LLC
	First Lien Secured Debt - Term Loan	S+525, 2.00% Floor	12/17/2029	$9,442	$9,678	$9,571	(4)(7)(11)(12)
	First Lien Secured Debt - Corporate Bond	9.50%	12/15/2031	785	859	822	(11)(12)
			Total Communications Equipment		$10,537	$10,393

Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/10/2031	$14,538	$14,472	$14,283	(7)
			Total Construction & Engineering		$14,472	$14,283

Consumer Finance
LendingTree
LendingTree, Inc.
	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	3/27/2031	$6,563	$6,577	$6,563	(7)(11)(12)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	3/27/2031	2,921	2,926	2,921	(7)(11)(12)
			Total Consumer Finance		$9,503	$9,484

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date		Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030		$4,454	$4,381	$4,376	(7)(11)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030		469	119	118	(7)(11)(14)(16)
						4,500	4,494

Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031		12,212	12,037	11,967	(7)(11)
						12,037	11,967
		Total Consumer Staples Distribution & Retail				$16,537	$16,461

Financial Services
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031		$8,003	$7,889	$7,903	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031		2,783	(40)	(35)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031		903	(13)	(11)	(7)(11)(13)(14)(16)
						7,836	7,857
Wealth Enhancement Group
Wealth Enhancement Group, LLC
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/2/2028		20,943	6,995	6,989	(7)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	10/2/2028		518	(2)	(2)	(7)(13)(14)(16)
						6,993	6,987
			Total Financial Services			$14,829	$14,844

Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/30/2032		$5,546	$5,466	$5,463	(7)(11)
	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/30/2032	C$	1,004	688	727	(3)(8)(11)
	First Lien Secured Debt - Term Loan	T+525, 0.75% Floor	1/30/2032		¥107,358	706	734	(3)(9)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2032		1,250	(18)	(19)	(7)(11)(13)(14)(16)
						6,842	6,905

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Zeus
Zeus Company LLC
	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/28/2031	3,492	3,530	3,500	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031	656	334	329	(7)(11)(14)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030	492	1	—	(7)(11)(14)(16)
					3,865	3,829
		Total Health Care Equipment & Supplies			$10,707	$10,734

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031	$5,062	$5,038	$5,088	(7)(11)
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	9/15/2031	12,587	12,524	12,650	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	1,166	(5)	6	(7)(11)(14)(16)
					17,557	17,744
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	4/1/2030	13,169	13,317	13,104	(7)(11)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030	1,441	16	(7)	(7)(11)(13)(14)(16)
					13,333	13,097
Tivity Health
Tivity Health, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	14,464	14,537	14,464	(7)
					14,537	14,464
			Total Health Care Providers & Services		$45,427	$45,305

Health Care Technology
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/31/2032	$11,486	$11,430	$11,429	(7)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	1,663	(8)	(8)	(7)(11)(13)(14)(16)
			Total Health Care Technology		$11,422	$11,421

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	$12,014	$12,012	$11,893	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	1,793	3	(18)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	1,793	3	(18)	(7)(11)(13)(14)(16)
			Total Household Durables		$12,017	$11,857
Insurance
Higginbotham
Higginbotham Insurance Agency, Inc.
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	$1,456	$743	$742	(7)(14)(16)
	Preferred Equity - Cumulative Preferred	Equity	12/10/2124	15	15	15
					758	757
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/31/2031	6,334	6,274	6,287	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/31/2031	1,416	32	35	(7)(11)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	708	46	47	(7)(11)(14)(16)
					6,352	6,369
Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	11,472	11,481	11,472	(7)(11)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	1,133	1	(6)	(7)(11)(13)(14)(16)
					11,482	11,466
				Total Insurance	$18,592	$18,592

IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	$13,181	$13,073	$13,049	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	2,488	200	198	(7)(11)(14)(16)
				Total IT Services	$13,273	$13,247

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Life Sciences Tools & Services
Curia
Curia Global, Inc.
	First Lien Secured Debt - Term Loan	S+300 Cash plus 3.25% PIK	12/6/2029	$20,021	$19,543	$19,671	(7)(11)
					19,543	19,671
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/5/2032	9,133	9,045	9,041	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	1,363	(13)	(7)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/6/2032	1,193	(11)	(12)	(7)(11)(13)(14)(16)
					9,021	9,022
			Total Life Sciences Tools & Services		$28,563	28,693

Media
Gannett
Gannett Holdings, LLC
	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	$20,214	$19,932	$20,138	(4)(7)(11)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	1,279	364	376	(4)(7)(11)(12)(14)(16)
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	13	12	(11)(12)
				Total Media	$20,308	$20,526

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	$13,620	$13,492	$13,484	(7)(11)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	853	(8)	(9)	(7)(11)(13)(14)(16)
					13,484	13,475
Suave
Silk Holdings III Corp.
	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2029	8,437	8,376	8,372	(7)(11)
					8,376	8,372
			Total Personal Care Products		$21,860	$21,847

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Pharmaceuticals
Catalent
Creek Parent, Inc.
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/18/2031	$19,187	$18,866	$18,995	(7)(11)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/18/2031	2,461	(40)	(25)	(7)(11)(13)(14)(16)
			Total Pharmaceuticals		$18,826	$18,970

Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	$12,919	$12,945	$12,885	(7)(11)
					12,945	12,885
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031	10,094	9,897	9,993	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	584	(81)	(6)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	1,169	510	455	(7)(11)(14)(16)
					10,326	10,442
			Total Professional Services		$23,270	$23,327

Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.
	First Lien Secured Debt - Corporate Bond	12.88%	6/23/2030	$7,611	$7,362	$7,858	(12)
	Total Semiconductors & Semiconductor Equipment				$7,362	$7,858

Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	$1,929	$1,925	$1,914	(7)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	4,383	4,375	4,350	(7)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	701	(1)	(5)	(7)(13)(14)(16)
					6,299	6,259

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Databricks
Databricks, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031	16,748	16,837	16,915	(4)(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/19/2031	3,707	20	37	(4)(6)(14)(16)
					16,857	16,952
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	10,769	10,825	10,822	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	2,700	1,070	1,069	(7)(11)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	1,082	—	—	(7)(11)(14)(16)
					11,895	11,891
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	7,046	6,984	7,046	(7)(11)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	581	(5)	—	(7)(11)(14)(16)
					6,979	7,046
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032	15,995	15,915	15,915	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	3,203	(16)	(16)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	2,108	(10)	(11)	(7)(11)(13)(14)(16)
					15,889	15,888

Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	16,291	16,135	16,128	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	4,231	(40)	(42)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	2,116	(20)	(21)	(7)(11)(13)(14)(16)
					16,075	16,065
				Total Software	$73,996	$74,101

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Specialty Retail
Tailored Brands
The Men's Wearhouse, LLC
	First Lien Secured Debt - Term Loan	S+650, 0.00% Floor	2/26/2029	$6,206	$6,256	$6,211	(4)(7)
			Total Specialty Retail		$6,256	$6,211

Technology Hardware, Storage & Peripherals
Service Express
VICTORS PURCHASER, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031	$12,695	$12,702	$12,568	(7)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031	3,035	658	626	(7)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	8/15/2031	1,736	(3)	(17)	(7)(13)(14)(16)
	Total Technology Hardware, Storage & Peripherals				$13,357	$13,177
Transportation Infrastructure
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/15/2031	$7,744	$7,671	$7,667	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/15/2031	2,868	1,206	1,205	(7)(11)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	1,076	348	348	(7)(11)(14)(16)
					9,225	9,220

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/ Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(17)	Fair Value(1)(2)(18)
Eagle Railcar
Elk Bidco, Inc
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	4,815	4,791	4,791	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	1,003	(5)	(5)	(7)(11)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	903	(4)	(5)	(7)(11)(13)(14)(16)
					4,782	4,781
		Total Transportation Infrastructure			$14,007	$14,001
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$3,589	$3,554	$3,553	(7)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	210	(2)	(2)	(7)(13)(14)(16)
		Total Wireless Telecommunication Services			$3,552	$3,552
				Total Investments before Cash Equivalents	$499,937	$499,809
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares					15,612	15,612	(15)
		Total Investments after Cash Equivalents			$515,549	$515,421

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the “Board”) (see Note 2 to our consolidated financial statements in this quarterly report on Form-10Q).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See Note 15 in the Consolidated Schedule of Investments and Note 6 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to our consolidated financial statements in this quarterly report on Form 10-Q for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
(5)
Unless otherwise indicated, loan contains a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to SOFR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime Rate on select contracts and switch to an alternative base rate contract in the future.
(6)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(7)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2025 was 4.29%.
(8)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average (“CORRA”), which as of June 30, 2025 was 2.74%.
(9)
The interest rate on these loans is subject to 3 months Tokyo Term Risk Free Rate (“TORF”), which as of June 30, 2025 was 0.48%.
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

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(11)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, all of the company's investments were non-controlled, non-affiliated.
(12)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2025, non-qualifying assets represented approximately 9.24% of the total assets of the Company.
(13)
The negative fair value is the result of the commitment being valued below par.
(14)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

(15) This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(16) As of June 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 6 to our consolidated financial statements in this quarterly report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
A&V Holdings Midco, LLC	$4,412	$—	$4,412
Advarra Holdings, Inc.	1,166	—	1,166
AVSC Holding Corp.	2,118	—	2,118
Azurite Intermediate Holdings, Inc.	5,084	(4,383)	701
Cambrex Corp.	2,556	—	2,556
CCI Buyer, Inc.	210	—	210
Creek Parent, Inc.	2,461	—	2,461
Databricks, Inc.	3,707	—	3,707
Elk Bidco, Inc	1,906	—	1,906
Everbridge Holdings, LLC	3,782	(1,055)	2,727
Evergreen IX Borrower 2023, LLC	581	—	581
Gannett Holdings, LLC	1,279	(381)	898
Geotechnical Merger Sub, Inc.	3,944	(1,592)	2,352
Goldeneye Parent, LLC	1,663	—	1,663
Heritage Environmental Services, Inc.	1,489	—	1,489
Higginbotham Insurance Agency, Inc.	1,456	(742)	714
Jensen Hughes, Inc	3,686	—	3,686
Legends Hospitality Holding Company, LLC	1,754	(468)	1,286
LendingTree, Inc.	2,921	(2,921)	-
OMH-Healthedge Holdings, Inc.	1,441	—	1,441
Parfums Holding Company, Inc.	853	—	853
Poly-Wood, LLC	3,586	—	3,586
Protein For Pets Opco, LLC	469	(127)	342
QBS Parent, Inc.	5,311	—	5,311
Runway Bidco, LLC	6,347	—	6,347
SG Acquisition, Inc.	1,133	—	1,133
Spruce Bidco II Inc.	1,250	—	1,250
Thg Acquisition, LLC	2,123	(97)	2,026
Truck-Lite Co., LLC	5,037	—	5,037
Vensure Employer Services, Inc.	2,488	—	2,488
Victors Purchaser, LLC	4,770	(656)	4,114
Wealth Enhancement Group, LLC	21,462	(7,081)	14,381
Zeus Company LLC	1,148	(328)	820
Grand Total	$103,593	$(19,831)	$83,762

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(17) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Total
Aerospace & Defense	$20,711	$—	$20,711
Automobile Components	9,499	—	9,499
Building Products	291	—	291
Commercial Services & Supplies	60,763	—	60,763
Communications Equipment	10,537	—	10,537
Construction & Engineering	14,472	—	14,472
Consumer Finance	9,503	—	9,503
Consumer Staples Distribution & Retail	16,537	—	16,537
Financial Services	14,829	—	14,829
Health Care Equipment & Supplies	10,707	—	10,707
Health Care Providers & Services	45,427	—	45,427
Health Care Technology	11,422	—	11,422
Household Durables	12,017	—	12,017
Insurance	18,577	15	18,592
IT Services	13,273	—	13,273
Life Sciences Tools & Services	28,563	—	28,563
Media	20,308	—	20,308
Personal Care Products	21,860	—	21,860
Pharmaceuticals	18,826	—	18,826
Professional Services	23,270	—	23,270
Semiconductors & Semiconductor Equipment	7,362	—	7,362
Software	73,996	—	73,996
Specialty Retail	6,256	—	6,256
Technology Hardware, Storage & Peripherals	13,357	—	13,357
Transportation Infrastructure	14,007	—	14,007
Wireless Telecommunication Services	3,552	—	3,552
Grand Total	$499,922	$15	$499,937

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(18) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Total
Aerospace & Defense	$20,455	$—	$20,455
Automobile Components	9,320	—	9,320
Building Products	287	—	287
Commercial Services & Supplies	60,863	—	60,863
Communications Equipment	10,393	—	10,393
Construction & Engineering	14,283	—	14,283
Consumer Finance	9,484	—	9,484
Consumer Staples Distribution & Retail	16,461	—	16,461
Financial Services	14,844	—	14,844
Health Care Equipment & Supplies	10,734	—	10,734
Health Care Providers & Services	45,305	—	45,305
Health Care Technology	11,421	—	11,421
Household Durables	11,857	—	11,857
Insurance	18,577	15	18,592
IT Services	13,247	—	13,247
Life Sciences Tools & Services	28,693	—	28,693
Media	20,526	—	20,526
Personal Care Products	21,847	—	21,847
Pharmaceuticals	18,970	—	18,970
Professional Services	23,327	—	23,327
Semiconductors & Semiconductor Equipment	7,858	—	7,858
Software	74,101	—	74,101
Specialty Retail	6,211	—	6,211
Technology Hardware, Storage & Peripherals	13,177	—	13,177
Transportation Infrastructure	14,001	—	14,001
Wireless Telecommunication Services	3,552	—	3,552
Grand Total	$499,794	$15	$499,809

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2025
Software	14.83%
Commercial Services & Supplies	12.18%
Health Care Providers & Services	9.06%
Life Sciences Tools & Services	5.74%
Professional Services	4.67%
Personal Care Products	4.37%
Media	4.10%
Aerospace & Defense	4.09%
Pharmaceuticals	3.80%
Insurance	3.72%
Consumer Staples Distribution & Retail	3.29%
Financial Services	2.97%
Construction & Engineering	2.86%
Transportation Infrastructure	2.80%
IT Services	2.65%
Technology Hardware, Storage & Peripherals	2.64%
Household Durables	2.37%
Health Care Technology	2.29%
Health Care Equipment & Supplies	2.15%
Communications Equipment	2.08%
Consumer Finance	1.90%
Automobile Components	1.86%
Semiconductors & Semiconductor Equipment	1.57%
Specialty Retail	1.24%
Wireless Telecommunication Services	0.71%
Building Products	0.06%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of June 30, 2025
United States	100.00%
Total	100.00%

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

Apollo Origination II (UL) Capital Trust (the “Company,” “we,” “us,” or “our”) was organized as a Delaware statutory trust on June 26, 2024. We are a closed-end, externally managed, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on January 28, 2025. In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Prior to electing to be regulated as a BDC, pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), the Company merged with AOP II Capital Trust Two, a Delaware statutory trust and a wholly-owned subsidiary of Apollo Origination Partnership II (Unlevered AIV), L.P., a Cayman Islands exempted limited partnership (“Parent”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of Parent (the “Merger”). Following the Merger, and pursuant to the terms of the Reorganization Agreement, the Company acquired all of the membership interests of AOP II Origination Holdings (UL), LLC, a Delaware limited liability company that held an investment portfolio (the “Investment Portfolio HoldCo”), from AOP II Intermediate Holdings (DC I), LLC, a Delaware limited liability company (the “Intermediate HoldCo”), which was all of Parent’s interest in Intermediate HoldCo (the “Investment Portfolio HoldCo Transfer”). The Investment Portfolio HoldCo Transfer resulted in the Company acquiring an investment portfolio from the Intermediate HoldCo (the “Investment Portfolio”). The Investment Portfolio HoldCo Transfer did not result in the acquisition of all or substantially all of Intermediate HoldCo’s assets.

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. In addition, on March 6, 2025 and March 24, 2025 the Company issued 711,181 and 983,361 Shares, respectively, pursuant to drawdown notices issued to investors.

Apollo Credit Management, LLC (the "Adviser” or “ACM”) is our Adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Adviser, subject to the overall supervision of the Board of Trustees of the Company (the “Board”), manages the day-to-day operations of the Company and will provide investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (the “Administrator”), provides, among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

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

As of June 30, 2025, the Company's consolidated subsidiaries were AOP II Investment Holdings (UL DC), LLC, AOP II Origination Holdings (UL), LLC, AOP II (UL) Alpha SPV, LLC, AOP II (UL) Beta SPV, LLC, AOP II (UL) Gamma SPV, LLC and AOP II (UL) Lender, LLC.

Segment Reporting

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company's adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of June 30, 2025 were $16,270 of which $15,612 is held in money market funds. Cash held as of December 31, 2024 was $2.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a payable for investments purchased and a receivable for investments sold, respectively, in the Consolidated Statements of Assets and Liabilities.

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

Investment Valuation Process

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee,” the Board continues to be responsible for overseeing the processes for determining fair valuation.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the six months ended June 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of June 30, 2025 and December 31, 2024, the Company did not hold any derivative contracts.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on a cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Distributions

Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 with early adoption being permitted. The Company is currently evaluating the impact of this guidance and does not expect a material impact to the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. In January 2025, the FASB issued ASU 2025-01 to clarify ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to the financial statements. Other than the aforementioned guidance, the Company's management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Agreements and Related Party Transactions

Advisory Agreement with ACM

On January 21, 2025, the Company entered into an Investment Advisory Agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company's investments, and monitoring its investments and portfolio companies on an ongoing basis.

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

Base Management Fee

The base management fee (the “Management Fee”) is accrued monthly and paid quarterly in arrears at an annual rate of 0.70% of the Company's net assets as of the beginning of the first business day of the applicable month. For purposes of the Advisory Agreement, "net assets" means the Company's total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

For the three and six months ended June 30, 2025, the Company recognized $966 and $1,568, respectively, of management fees of which $999 and $0 was payable as of June 30, 2025 and December 31, 2024, respectively.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025 the Company received $0 and $149, respectively, in fee rebates from affiliates related to Capital Solution Services.

Administration Agreement with ACM

On January 21, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, ACM as the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs, including us (the “Apollo BDCs”), certain Apollo-managed registered investment companies (the “Apollo RICs” and, together with the Apollo BDCs, the “Apollo Regulated Funds”) and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

As of June 30, 2025, the Company’s co-investment holdings were 78.39% of the portfolio or $391,798, measured at fair value. On a cost basis, 79.69% of the portfolio or $394,920 were co-investments. The Company had no investment activity, and therefore no co-investment activity, as of December 31, 2024.

Note 4. Investments

Fair Value Measurement and Disclosures

The table below shows the composition of our investment portfolio as of June 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820. The Company had no investments as of December 31, 2024.

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$499,922	$499,794	$—	$54,358	$445,436
Preferred Equity	15	15	—	—	15
Total Investments	$499,937	$499,809	$—	$54,358	$445,451
Money Market Fund	15,612	15,612	15,612	—	—
Total Cash Equivalents	15,612	15,612	15,612	—	—
Total Investments after Cash Equivalents	$515,549	$515,421	$15,612	$54,358	$445,451

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2025:

	Three Months Ended June 30,
		2025
	First Lien Secured Debt (2)	Preferred Equity	Total
Fair value as of March 31, 2025	$420,108	$15	$420,123
Net realized gains (losses)	527	—	527
Net change in unrealized gains (losses)	(251)	—	(251)
Net amortization on investments	355	—	355
Purchases, including capitalized PIK (1)	28,459	—	28,459
Sales (1)	(3,763)	—	(3,763)
Fair value as of June 30, 2025	$445,436	$15	$445,451

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(251)	$—	$(251)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2025:

	Six Months Ended June 30,
		2025
	First Lien Secured Debt (2)	Preferred Equity	Total
Fair value as of December 31, 2024	$—	$—	$—
Net realized gains (losses)	564	—	564
Net change in unrealized gains (losses)	(135)	—	(135)
Net amortization on investments	364	—	364
Purchases, including capitalized PIK (1)	452,046	15	452,061
Sales (1)	(7,404)	—	(7,404)
Fair value as of June 30, 2025	$445,436	$15	$445,451

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(135)	$—	$(135)

(1)
Includes reorganizations and restructuring of investments.
(2)
Includes unfunded commitments measured at fair value.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$8,333	Transactional Value	Cost	N/A	N/A	N/A
	437,103	Yield Analysis	Discount Rate	6.8%	15.6%	9.3%
Preferred Equity	15	Yield Analysis	Discount Rate	11.9%	11.9%	11.9%
Total Level 3 Investments	$445,451

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily EBITDA comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the Company may use an option pricing technique, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”), to perform valuations. The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.

Investment Transactions

As a part of the Merger, a portfolio of investments were transferred to the Company. For the three and six months ended June 30, 2025 purchases of investments on a trade date basis were $29,297 and $509,919, respectively.

For the three and six months ended June 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $5,162 and $10,303, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three and six months ended June 30, 2025 PIK income earned was $272 and $348, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
PIK balance at beginning of period	$43	$—
PIK income capitalized	258	301
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$301	$301

Note 5. Net Assets

The Company is authorized to issue an unlimited number of Shares. On December 31, 2024, Apollo Capital Management, L.P. purchased 60 Shares at a price of $25.00 per Share as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. In addition, on March 6, 2025 and March 24, 2025 the Company issued 711,181 and 983,361 Shares, respectively, pursuant to drawdown notices issued to investors.

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

As of June 30, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	June 30, 2025
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

Note 6. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2025	December 31, 2024
Unfunded revolver obligations (1)	$30,921	$—
Unfunded delayed draw loan commitments (2)	52,841	—
Total Unfunded Commitments (3)	$83,762	$—

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding.
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
(3)
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management was not aware of any pending or threatened litigation.

Note 7. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025:

Six Months Ended June 30,
2025 (2)
Per Share Data*
Net asset value at beginning of period	$—
Net investment income (1)	0.98
Net realized and change in unrealized gains (losses) (1)	0.03
Net increase in net assets resulting from operations	1.01
Net increase (decrease) in net assets relating to capital share transactions (5)	25.00
Net asset value at end of period	$26.01

Total return (3)	4.03%
Shares outstanding at end of period (1)	20,004,751
Weighted average shares outstanding (1)	19,452,999
Ratio/Supplemental Data
Net assets at end of period (in thousands)	$520,267
Annualized ratio of total expenses to average net assets (4)	1.51%
Annualized ratio of net investment income to average net assets (4)	12.30%
Portfolio turnover rate	2.24%

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
(4)
For the period ended June 30, 2025 amounts are annualized except for organizational costs.
(5)
The amount shown at this caption is the balancing amount derived from the other figures in this schedule. The amount shown for capital share transactions, including share issuances, will fluctuate due to the timing of the share issuances and the weighted average shares over the period.

Note 8. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Share Issuance

On August 6, 2025, the Company issued and sold 570,342 Shares and the Company received $15 million as payment for such Shares.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Trustees of Apollo Origination II (UL) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (UL) Capital Trust and subsidiaries (the “Company”) as of June 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025, the consolidated statement of cash flows and financial highlights for the six-month period then ended, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Company as of December 31, 2024, and in our report dated March 7, 2025, we expressed an unqualified opinion on the financial statement. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2024, is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

August 12, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The six months ended June 30, 2025 represents the period from January 1, 2025 to June 30, 2025. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Overview

Apollo Origination II (UL) Capital Trust (the “Company,” “we,” “us” or “our”) was organized as a Delaware statutory trust on June 26, 2024. We are a closed-end, externally managed, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on January 28, 2025. The Company's investment activities are managed by Apollo Credit Management, LLC (the "Adviser" or "ACM", an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, and monitoring our portfolio on an ongoing basis. We have also elected to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Assuming we qualify as a RIC, we generally do not pay corporate-level federal income taxes on any income we distribute to our shareholders.

Prior to electing to be regulated as a BDC, pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), the Company merged with AOP II Capital Trust Two, a Delaware statutory trust and a wholly-owned subsidiary of Apollo Origination Partnership II (Unlevered AIV), L.P., a Cayman Islands exempted limited partnership (“Parent”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of Parent (the “Merger”). Following the Merger, and pursuant to the terms of the Reorganization Agreement, the Company acquired all of the membership interests of AOP II Origination Holdings (UL), LLC, a Delaware limited liability company that held an investment portfolio (the “Investment Portfolio HoldCo”), from AOP II Intermediate Holdings (DC I), LLC, a Delaware limited liability company (the “Intermediate HoldCo”), which was all of Parent’s interest in Intermediate HoldCo (the “Investment Portfolio HoldCo Transfer”). The Investment Portfolio HoldCo Transfer resulted in the Company acquiring an investment portfolio from the Intermediate HoldCo (the “Investment Portfolio”). The Investment Portfolio HoldCo Transfer did not result in the acquisition of all or substantially all of Intermediate HoldCo’s assets.

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24,

2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. In addition, on March 6, 2025 and March 24, 2025 the Company issued 711,181 and 983,361 Shares, respectively, pursuant to drawdown notices issued to investors.

Investments

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company expects to invest, directly or indirectly, globally across private credit opportunities, primarily investing in certain originated, secured loans or similar financial instruments, including bonds, debentures and other debt securities, made to or issued by corporate borrowers and issuers that generally generate on an annual basis $100 million or greater in earnings before interest, taxes, depreciation and amortization, and, to the extent applicable, equity-kickers or similar financial instruments issued, received or otherwise purchased in connection with such investment opportunities. To a lesser extent and generally in connection with our main investment strategy, we may invest in other types of securities as well, including second lien senior secured, unsecured, subordinated, and mezzanine loans, preferred stock, equities and warrants in both private and public companies.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three and six months ended June 30, 2025, were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)*	2025	2025
Investments made in portfolio companies	$29,297	$509,919
Investments sold	(5,162)	(10,303)
Net activity before repaid investments	24,135	499,616
Investments repaid	—	—
Net investment activity	$24,135	$499,616

Portfolio companies, at beginning of period	43	—
Number of investments in new portfolio companies	2	46
Number of exited companies	—	1
Portfolio companies at end of period	45	45

Number of investments in existing portfolio companies	45	45

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2025 were as follows:

June 30, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.0%
Weighted average yields, at amortized cost (1):
First lien secured debt	9.2%
Total portfolio	9.3%
Interest rate type, at fair value:
Fixed rate amount	$8,692
Floating rate amount	$491,102
Fixed rate, as percentage of total	1.7%
Floating rate, as percentage of total	98.3%
Interest rate type, at amortized cost:
Fixed rate amount	$8,234
Floating rate amount	$491,688
Fixed rate, as percentage of total	1.6%
Floating rate, as percentage of total	98.4%

(1)
An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)*	2025	2025
Total investment income	$12,488	$21,754
Net expenses	1,641	2,647
Net investment income	10,847	19,107
Net realized gains (losses)	546	605
Net change in unrealized gains (losses)	(133)	(109)
Net realized and change in unrealized gains (Losses)	$413	$496
Net increase in net assets resulting from operations	$11,260	$19,603

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations is due to the commencement of investment operations, purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)*	2025	2025
Interest income	$11,757	$20,564
PIK interest income	272	348
Dividend income	212	438
Other income	247	404
Total investment income	$12,488	$21,754

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2025, total investment income was $12,488 and $21,754 respectively, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $499,809 as of June 30, 2025. Additionally, our weighted average yield on debt was 9.2% for the six months ended June 30, 2025. For the three and six months ended June 30, 2025, payment-in-kind interest income represented 2.2% and 1.6% of total investment income, respectively.

We plan to generate revenue primarily in the form of interest income from the securities we hold. We expect most of our debt investments, in the form of senior secured loans, will generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate, the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments may provide for PIK interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. In addition, we may generate revenue in the form of prepayment and other fees in connection with transactions. Loan origination fees, original issue discount and market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on debt investments as interest income when earned. Dividend income on equity investments will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees.

Expenses

Expenses for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
(in thousands)*
Management fees	$966	$1,568
Administration fees	162	286
Trustee fees	16	68
Other general and administrative expenses	450	618
Organizational fees	47	107
Total expenses	$1,641	$2,647

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three and six months ended June 30, 2025 were comprised of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)*	2025	2025
Non-controlled/non-affiliated investments	$546	$619
Foreign currency transactions	—	(14)
Net realized gains (losses)	$546	$605

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2025, we generated total net realized gains of $546 and $605, driven by net realized gains of $546 and $619 respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $0 and $14 respectively, from foreign currency transactions, as a result of fluctuations in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and six months ended June 30, 2025 were comprised of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)*	2025	2025
Non-controlled/non-affiliated investments	$(153)	$(129)
Foreign currency translations	20	20
Net unrealized gains (losses)	$(133)	$(109)

*Totals may not foot due to rounding.

For the three months ended June 30, 2025, we recognized gross unrealized gains on investments of $458 and gross unrealized losses on investments of $591, resulting in net change in unrealized losses of $133 for the second fiscal quarter of 2025. For the six months ended June 30, 2025, we recognized gross unrealized gains on investments of $592 and gross unrealized losses on investments of $701, resulting in net change in unrealized losses of $109 for the second fiscal quarter of 2025. The fair value of our debt investments as a percentage of principal as of June 30, 2025 was 99%.

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

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including through the Advisory Agreement and the Administration Agreement.

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

Distributions

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by the Board of Trustees of the Company (the “Board”).

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

PIK Income

For the three and six months ended June 30, 2025, PIK income totaled $272 and $348 on total investment income of $12,488 and $21,754, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this quarterly report on Form 10-Q for more information on the Company’s PIK income.

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

Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated the Adviser as its “valuation designee” to perform the fair value determinations for investments held by us without readily available market quotations. The Board continues to be responsible for overseeing the processes for determining fair valuation.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the six months ended June 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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
•
M&A comparables,
•
our principal market (as the reporting entity), and
•
enterprise values, among other factors.

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

See Notes 2 and 4 to our consolidated financial statements in this quarterly report on Form 10-Q for additional information regarding the fair value of our financial instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. For additional information concerning potential impact on our business and our operating results, see “Part II - Other Information, Item 1A. Risk Factors.”

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the three and six months ended June 30, 2025, for more information relating to our investment valuation.

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

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	8.9	0.5
Up 150 basis points	6.7	0.4
Up 100 basis points	4.5	0.2
Up 50 basis points	2.2	0.1
Down 50 basis points	(2.2)	(0.1)
Down 100 basis points	(4.5)	(0.2)
Down 150 basis points	(6.7)	(0.4)
Down 200 basis points	(8.9)	(0.5)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in Amendment No. 1 to our Registration Statement on Form 10, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

APOLLO ORIGINATION II (UL) CAPITAL TRUST

Date: August 12, 2025	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)