Form 10-Q
period 2025-09-30
Apollo Origination II (UL) Capital Trust
filed 2025-11-12
CIK 2052153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, the registrant had 22,083,958 common shares of beneficial interest, $0.001 par value per share, outstanding.

sha

Apollo Origination II (UL) Capital Trust

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” and “our” refer to Apollo Origination II (UL) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $542,025 and $0 at September 30, 2025 and December 31, 2024, respectively)	$544,304		$-
Cash and cash equivalents	39,388		2
Receivable for investments sold	3,267		-
Due from counterparties	483		-
Interest receivable	3,232		-
Other assets	33		-
Total Assets	$590,707		$2

Liabilities
Payable for investments purchased	$753		$-
Management fees payable	1,009		-
Administration fees payable	314		8
Professional fees payable	-		65
Accrued organizational costs	13		20
Other liabilities and accrued expenses	280		-
Total Liabilities	$2,369		$93
Commitments and contingencies (Note 6)
Total Net Assets	$588,338		$(91)

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 22,083,958 and 60 shares issued and outstanding, respectively)	$22		$0*
Capital in excess of par value	555,734		2
Accumulated distributed earnings (losses)	32,582		(93)
Total Net Assets	$588,338		$(91)

Net Asset Value Per Share	$26.64	$	N/A

* Rounded value

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$12,074	$32,638
PIK interest income	393	741
Dividend income	122	560
Other income	99	503
Total Investment Income	$12,688	$34,442
Expenses
Management fees	$1,009	$2,577
Administration fees	170	456
Trustee fees	40	108
Other general and administrative expenses	578	1,196
Organizational fees	130	237
Total Expenses	1,927	4,574
Net Investment Income	$10,761	$29,868
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(91)	$528
Foreign currency transactions	-	(14)
Net realized gains (losses)	(91)	514
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	2,408	2,279
Foreign currency translations	(7)	13
Net change in unrealized gains (losses)	2,401	2,292
Net Realized and Change in Unrealized Gains (Losses)	$2,310	$2,806
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,071	$32,674

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Operations
Net investment income	$10,761	$29,868
Net realized gains (losses)	(91)	514
Net change in unrealized gains (losses)	2,401	2,292
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,071	$32,674

Capital Share Transactions
Net proceeds from the issuance of common shares	$55,000	$555,755
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$55,000	$555,755

Net Assets
Net increase (decrease) in net assets during the period	$68,071	$588,429
Net assets at beginning of period	520,267	(91)
Net Assets at End of Period	$588,338	$588,338

Capital Share Activity
Shares issued during the period	2,079,207	22,083,958
Shares extinguished during the period	-	(60)
Shares issued and outstanding at beginning of period	20,004,751	60
Shares Issued and Outstanding at End of Period	22,083,958	22,083,958

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

Nine Months Ended September 30,
2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$32,674
Net realized (gains) losses	(514)
Net change in unrealized (gains) losses	(2,292)
PIK interest capitalized	(665)
Purchase of investments	(584,188)
Proceeds from sale of investments and principal repayments	43,353
Changes in operating assets and liabilities:
Decrease (increase) in receivable for investments sold	(3,267)
Decrease (increase) in due from counterparties	(483)
Decrease (increase) in interest receivable	(3,232)
Decrease (increase) in other assets	(33)
Increase (decrease) in payable for investments purchased	753
Increase (decrease) in administration fees payable	306
Increase (decrease) in professional fees payable	(65)
Increase (decrease) in accrued organizational costs	(7)
Increase (decrease) in management fees payable	1,009
Increase (decrease) in other liabilities and accrued expenses	280
Net Cash Used in/Provided by Operating Activities	$(516,371)

Financing Activities
Proceeds from extinguishment of common shares	$2
Proceeds from issuance of common shares	555,755
Net Cash Used in/Provided by Financing Activities	$555,757

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	$39,386
Cash, cash equivalents at beginning of period	2
Cash, Cash Equivalents at the End of Period	$39,388

Non-Cash Activity
PIK interest income	$741

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/28/2032	$20,404	$20,489	$20,353	(7)(10)
					20,489	20,353
Triumph
Titan BW Borrower L.P.
	First Lien Secured Debt - Term Loan	S+238 Cash (includes 2.88% PIK), 0.50% Floor	7/24/2032	9,343	9,228	9,249	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	-	(8)	(8)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(15)	(16)	(7)(10)(13)(14)(16)
					9,205	9,225
			Total Aerospace & Defense		$29,694	$29,578

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/13/2032	$9,441	$9,420	$9,349	(7)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	-	(18)	(16)	(7)(13)(14)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	995	959	970	(7)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	-	6	(9)	(7)(13)(14)(16)
			Total Automobile Components		10,367	10,294

Building Products
Leaf Home
LHS Borrower LLC
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	9/4/2031	$11,632	$11,460	$11,458	(7)(10)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	-	(14)	(14)	(7)(10)(13)(14)(16)
			Total Building Products		11,446	11,444

Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	8/28/2029	$6,724	$6,558	$6,556	(7)(10)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	51	37	36	(7)(10)(14)(16)
			Total Chemicals		6,595	6,592

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Commercial Services & Supplies
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	$19,699	$19,333	$19,500	(7)(10)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	-	(37)	(21)	(7)(10)(13)(14)(16)
					19,296	19,479
Heritage Environmental Services
Arcwood Environmental, Inc.
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	5,074	5,118	5,124	(7)(10)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	1,749	1,741	1,747	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	671	665	671	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	-	(2)	(2)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	-	1	-	(7)(10)(14)(16)
					7,523	7,540
R.R. Donnelley
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	14,883	14,660	14,735	(6)(10)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	3,464	3,373	3,430	(7)(10)
					18,033	18,165
			Total Commercial Services & Supplies		$44,852	45,184

Communications Equipment
CommScope
Commscope, LLC
	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	12/17/2029	$9,633	$9,876	$9,763	(4)(7)(10)(12)
			Total Communications Equipment		9,876	9,763

Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	$14,501	$14,440	$14,537	(7)
			Total Construction & Engineering		14,440	14,537

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$4,443	$4,373	$4,354	(6)(10)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	127	119	117	(6)(10)(14)(16)
					4,492	4,471
Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	12,181	12,012	12,029	(7)(10)
					12,012	12,029
		Total Consumer Staples Distribution & Retail			$16,504	$16,500

Electronic Equipment, Instruments & Components
Wolfspeed
Wolfspeed Inc
	First Lien Secured Debt - Corporate Bond	13.88%	6/23/2030	$6,300	$5,825	$6,729	(4)(12)
		Total Electronic Equipment, Instruments & Components			$5,825	$6,729

Financial Services
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	$8,003	$7,891	$7,942	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	66	36	49	(7)(10)(14)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	-	(8)	(4)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	-	(12)	(7)	(7)(10)(13)(14)(16)
					7,907	7,980
Wealth Enhancement Group
Wealth Enhancement Group, LLC
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028	2,443	2,379	2,369	(7)(14)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028	5,378	5,382	5,352	(7)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	10/2/2028	-	(2)	(2)	(7)(13)(14)(16)
					7,759	7,719
			Total Financial Services		15,666	15,699

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date		Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/30/2032		$5,532	5,455	5,490	(7)(10)
	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/30/2032	C$	1,002	685	719	(3)(10)
	First Lien Secured Debt - Term Loan	T+525, 0.75% Floor	1/30/2032		¥107,089	$704	$722	(3)(9)(10)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/30/2032		-	(17)	(9)	(7)(10)(13)(14)(16)
						6,827	6,922
Zeus
Zeus Company LLC
	First Lien Secured Debt - Term Loan	S+600 Cash (includes 3.00% PIK), 0.75% Floor	2/28/2031		3,510	3,523	3,501	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031		327	334	325	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030		-	1	(1)	(7)(10)(13)(14)(16)
						3,858	3,825
			Total Health Care Equipment & Supplies			$10,685	10,748

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031		$17,604	$17,524	$17,780	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031		-	(5)	12	(7)(10)(14)(16)
						17,519	17,792
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	4/1/2030		13,137	13,109	13,137	(7)(10)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(3)	-	(7)(10)(14)(16)
						13,106	13,137
One Call Medical
One Call Corporation
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/10/2030		13,103	12,909	12,907	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(14)	(14)	(7)(10)(13)(14)(16)
						12,895	12,893

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Tivity Health
Tivity Health, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	14,428	14,501	14,428	(7)
					14,501	14,428
			Total Health Care Providers & Services		$58,021	58,250

Health Care Technology
Datavant
CT Technologies Intermediate Holdings
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	$12,384	$12,263	$12,260	(7)(10)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/1/2031	3,741	3,704	3,703	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	1,603	1,583	1,582	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/30/2031	-	(10)	(11)	(7)(10)(13)(14)(16)
					17,540	17,534
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/31/2032	11,458	11,403	11,515	(7)(10)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	-	(8)	8	(7)(10)(14)(16)
					11,395	11,523
			Total Health Care Technology		28,935	29,058

Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	$11,983	$11,980	$11,923	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	-	5	(9)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	5	(9)	(7)(10)(13)(14)(16)
			Total Household Durables		11,990	11,905

Insurance
Higginbotham
HIG Intermediate, Inc.
	Preferred Equity - Cumulative Preferred	Equity	12/10/2124	$15	$15	$15
					15	15

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Higginbotham
Higginbotham Insurance Agency, Inc.
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	832	834	832	(7)(14)(16)
					834	832
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	6,319	6,265	6,256	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	230	218	216	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	53	46	46	(7)(10)(14)(16)
					6,529	6,518
Keystone
Koala Investment Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	8/29/2032	8,000	7,920	7,920	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	-	(15)	(15)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	8/29/2032	-	(7)	(7)	(7)(10)(13)(14)(16)
					7,898	7,898
Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	11,083	11,100	11,082	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	-	1	(6)	(7)(10)(13)(14)(16)
					11,101	11,076
			Total Insurance		$26,377	$26,339

IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	$13,555	$13,404	$13,420	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	-	(10)	(10)	(7)(10)(13)(14)(16)
			Total IT Services		$13,394	$13,410

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Life Sciences Tools & Services
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$9,133	$9,050	$9,133	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	-	(38)	-	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	-	(11)	-	(7)(10)(14)(16)
					9,001	9,133
Curia
Curia Global, Inc.
	First Lien Secured Debt - Term Loan	S+625 Cash (includes 3.25% PIK), 0.00% Floor	12/6/2029	20,186	19,567	19,832	(7)(10)
					19,567	19,832
			Total Life Sciences Tools & Services		$28,568	$28,965

Media
Gannett
Gannett Co., Inc.
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	$10	$13	$13	(10)(12)
					13	13
Gannett
Gannett Holdings, LLC
	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	19,726	19,462	19,631	(4)(7)(10)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	373	356	366	(4)(7)(10)(12)(14)(16)
					19,818	19,997
			Total Media		$19,831	$20,010

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	$13,585	$13,461	$13,483	(7)(10)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	-	(7)	(6)	(7)(10)(13)(14)(16)
					13,454	13,477

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Suave
Silk Holdings III Corp.
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	5/1/2029	8,415	8,389	8,331	(7)(10)
					8,389	8,331
			Total Personal Care Products		$21,843	$21,808

Pharmaceuticals
Catalent
Creek Parent, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031	$19,138	$18,828	$18,947	(7)(10)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031	-	(39)	(25)	(7)(10)(13)(14)(16)
			Total Pharmaceuticals		$18,789	$18,922

Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	$12,887	$12,927	$12,854	(7)(10)
					12,927	12,854
Kroll
Deerfield Dakota Holding, LLC
	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	9/12/2032	5,610	5,555	5,554	(7)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/12/2032	-	(5)	(5)	(7)(13)(14)(16)
					5,550	5,549
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Term Loan	S+275 Cash (includes 2.75% PIK), 0.75% Floor	8/22/2031	10,140	9,861	10,039	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	361	356	356	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	117	108	105	(7)(10)(14)(16)
					10,325	10,500
			Total Professional Services		$28,802	$28,903

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	$1,929	$1,926	$1,924	(7)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	4,383	4,377	4,372	(7)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	-	(1)	(2)	(7)(13)(14)(16)
					6,302	6,294
Databricks
Databricks, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031	16,748	16,840	16,915	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/3/2031	-	21	37	(6)(14)(16)
					16,861	16,952
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	10,741	10,800	10,849	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	1,053	1,067	1,080	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	1	-	(7)(10)(14)(16)
					11,868	11,929
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	7,028	6,971	7,028	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(4)	-	(7)(10)(14)(16)
					6,967	7,028
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032	15,995	15,918	15,915	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	-	(15)	(16)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	-	(10)	(11)	(7)(10)(13)(14)(16)
					15,893	15,888

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	16,250	16,099	16,087	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(38)	(42)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(19)	(21)	(7)(10)(13)(14)(16)
					16,042	16,024
			Total Software		$73,933	$74,115

Specialty Retail
Tailored Brands
The Men's Wearhouse, LLC
	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	2/26/2029	$4,528	$4,634	$4,555	(4)(7)
			Total Specialty Retail		$4,634	$4,555

Technology Hardware, Storage & Peripherals
Service Express
Victors Purchaser, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031	$12,663	$12,673	$12,537	(7)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031	655	658	624	(7)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	8/15/2031	-	(2)	(17)	(7)(13)(14)(16)
		Total Technology Hardware, Storage & Peripherals			$13,329	$13,144

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	$4,815	$4,792	$4,863	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(5)	10	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(4)	-	(7)(10)(14)(16)
					4,783	4,873
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	7,744	7,673	7,726	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	1,405	1,379	1,398	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	251	241	248	(7)(10)(14)(16)
					9,293	9,372
			Total Transportation Infrastructure		$14,076	$14,245

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(11)	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares(3)	Cost(17)	Fair Value (1)(2)(18)
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$3,589	$3,555	$3,607	(7)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(2)	-	(7)(14)(16)
		Total Wireless Telecommunication Services			$3,553	$3,607

		Total Investments before Cash Equivalents			$542,025	$544,304
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	$36,745	$36,745	$36,745	(15)

		Total Investments after Cash Equivalents			$578,770	$581,049

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the “Board”) (see Note 2 to our consolidated financial statements in this quarterly report on Form 10-Q).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See Note 14 in the Consolidated Schedule of Investments and Note 6 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(6)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(7)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2025 was 3.98%.
(8)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average (“CORRA”), which as of September 30, 2025 was 2.53%.
(9)
The interest rate on these loans is subject to 3 months Tokyo Term Risk Free Rate (“TORF”), which as of September 30, 2025 was 0.58%.
(10)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to our consolidated financial statements in this quarterly report on Form 10-Q for discussion of the exemptive order from the SEC.)
(11)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, all of the company's investments were non-controlled, non-affiliated.
(12)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2025, non-qualifying assets represented approximately 6.18% of the total assets of the Company.
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

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(16) As of September 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 6 to our consolidated financial statements in this quarterly report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Advarra Holdings, Inc.	$1,166	$-	$1,166
Arcwood Environmental, Inc.	1,931	(671)	1,260
AVSC Holding Corp.	2,118	$-	2,118
Azurite Intermediate Holdings, Inc.	5,084	(4,383)	701
Cambrex Corp.	5,113	-	5,113
CCI Buyer, Inc.	210	-	210
Creek Parent, Inc.	2,461	-	2,461
CT Technologies Intermediate Holdings	4,298	(1,603)	2,695
Databricks, Inc.	3,707	-	3,707
Deerfield Dakota Holding, LLC	526	-	526
Elk Bidco, Inc	1,906	-	1,906
Everbridge Holdings, LLC	3,780	(1,053)	2,727
Evergreen IX Borrower 2023, LLC	581	-	581
Gannett Holdings, LLC	1,271	(373)	898
Geotechnical Merger Sub, Inc.	3,943	(1,656)	2,287
Goldeneye Parent, LLC	1,663	-	1,663
Higginbotham Insurance Agency, Inc.	1,453	(832)	621
Jensen Hughes, Inc	3,685	(66)	3,619
Koala Investment Holdings, Inc.	2,228	-	2,228
Legends Hospitality Holding Company, LLC	1,752	(478)	1,274
LHS Borrower LLC	933	-	933
OMH-Healthedge Holdings, Inc.	1,441	-	1,441
One Call Corporation	923	-	923
Parfums Holding Company, Inc.	853	-	853
Poly-Wood, LLC	3,586	-	3,586
Protein For Pets Opco, LLC	469	(127)	342
QBS Parent, Inc.	5,311	-	5,311
Runway Bidco, LLC	6,347	-	6,347
SG Acquisition, Inc.	1,133	-	1,133
Spruce Bidco II Inc.	1,250	-	1,250
Thg Acquisition, LLC	2,123	(282)	1,841
Titan BW Borrower	2,369	-	2,369
Truck-Lite Co., LLC	5,035	(995)	4,040
Vantage Specialty Chemicals Holdings, Inc.	582	(51)	531
Vensure Employer Services, Inc.	958	-	958
Victors Purchaser, LLC	4,769	(655)	4,114
Wealth Enhancement Group, LLC	21,449	(7,821)	13,628
Zeus Company LLC	1,147	(327)	820
Grand Total	$109,554	$(21,373)	$88,181

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(17) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Total
Aerospace & Defense	$29,694	$-	$29,694
Automobile Components	10,367	-	10,367
Building Products	11,446	-	11,446
Chemicals	6,595	-	6,595
Commercial Services & Supplies	44,852	-	44,852
Communications Equipment	9,876	-	9,876
Construction & Engineering	14,440	-	14,440
Consumer Staples Distribution & Retail	16,504	-	16,504
Electronic Equipment, Instruments & Components	5,825	-	5,825
Financial Services	15,666	-	15,666
Health Care Equipment & Supplies	10,685	-	10,685
Health Care Providers & Services	58,021	-	58,021
Health Care Technology	28,935	-	28,935
Household Durables	11,990	-	11,990
Insurance	26,362	15	26,377
IT Services	13,394	-	13,394
Life Sciences Tools & Services	28,568	-	28,568
Media	19,831	-	19,831
Personal Care Products	21,843	-	21,843
Pharmaceuticals	18,789	-	18,789
Professional Services	28,802	-	28,802
Software	73,933	-	73,933
Specialty Retail	4,634	-	4,634
Technology Hardware, Storage & Peripherals	13,329	-	13,329
Transportation Infrastructure	14,076	-	14,076
Wireless Telecommunication Services	3,553	-	3,553
Grand Total	$542,010	$15	$542,025

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(18) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Total
Aerospace & Defense	$29,578	$-	$29,578
Automobile Components	10,294	-	10,294
Building Products	11,444	-	11,444
Chemicals	6,592	-	6,592
Commercial Services & Supplies	45,184	-	45,184
Communications Equipment	9,763	-	9,763
Construction & Engineering	14,537	-	14,537
Consumer Staples Distribution & Retail	16,500	-	16,500
Electronic Equipment, Instruments & Components	6,729	-	6,729
Financial Services	15,699	-	15,699
Health Care Equipment & Supplies	10,748	-	10,748
Health Care Providers & Services	58,250	-	58,250
Health Care Technology	29,058	-	29,058
Household Durables	11,905	-	11,905
Insurance	26,324	15	26,339
IT Services	13,410	-	13,410
Life Sciences Tools & Services	28,965	-	28,965
Media	20,010	-	20,010
Personal Care Products	21,808	-	21,808
Pharmaceuticals	18,922	-	18,922
Professional Services	28,903	-	28,903
Software	74,115	-	74,115
Specialty Retail	4,555	-	4,555
Technology Hardware, Storage & Peripherals	13,144	-	13,144
Transportation Infrastructure	14,245	-	14,245
Wireless Telecommunication Services	3,607	-	3,607
Grand Total	$544,289	$15	$544,304

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2025
Software	13.62%
Health Care Providers & Services	10.71%
Commercial Services & Supplies	8.30%
Aerospace & Defense	5.43%
Health Care Technology	5.34%
Life Sciences Tools & Services	5.32%
Professional Services	5.31%
Insurance	4.84%
Personal Care Products	4.01%
Media	3.68%
Pharmaceuticals	3.48%
Consumer Staples Distribution & Retail	3.03%
Financial Services	2.88%
Construction & Engineering	2.67%
Transportation Infrastructure	2.62%
IT Services	2.46%
Technology Hardware, Storage & Peripherals	2.41%
Household Durables	2.19%
Building Products	2.10%
Health Care Equipment & Supplies	1.97%
Automobile Components	1.89%
Communications Equipment	1.79%
Electronic Equipment, Instruments & Components	1.24%
Chemicals	1.21%
Specialty Retail	0.84%
Wireless Telecommunication Services	0.66%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of September 30, 2025
United States	100.00%
Total	100.00%

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

Prior to electing to be regulated as a BDC, pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), the Company merged with AOP II Capital Trust Two, a Delaware statutory trust and a wholly-owned subsidiary of Apollo Direct Lending Fund II (Unlevered AIV), L.P. (formerly Apollo Origination Partnership II (Unlevered AIV), L.P.), a Cayman Islands exempted limited partnership (“Parent”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of Parent (the “Merger”). Following the Merger, and pursuant to the terms of the Reorganization Agreement, the Company acquired all of the membership interests of AOP II Origination Holdings (UL), LLC, a Delaware limited liability company that held an investment portfolio (the “Investment Portfolio HoldCo”), from AOP II Intermediate Holdings (DC I), LLC, a Delaware limited liability company (the “Intermediate HoldCo”), which was all of Parent’s interest in Intermediate HoldCo (the “Investment Portfolio HoldCo Transfer”). The Investment Portfolio HoldCo Transfer resulted in the Company acquiring an investment portfolio from the Intermediate HoldCo (the “Investment Portfolio”). The Investment Portfolio HoldCo Transfer did not result in the acquisition of all or substantially all of Intermediate HoldCo’s assets.

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

Apollo Credit Management, LLC (the “Adviser” or “ACM”) is our Adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Adviser, subject to the overall supervision of the Board of Trustees of the Company (the “Board”), manages the day-to-day operations of the Company and will provide investment advisory services to the Company.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2025, the Company's consolidated subsidiaries were AOP II Investment Holdings (UL DC), LLC, AOP II Origination Holdings (UL), LLC, AOP II (UL) Alpha SPV, LLC, AOP II (UL) Beta SPV, LLC, AOP II (UL) Gamma SPV, LLC and AOP II (UL) Lender, LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of September 30, 2025 were $39,388 of which $36,745 is held in money market funds. Cash held as of December 31, 2024 was $2.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of September 30, 2025 and December 31, 2024, the Company did not hold any derivative contracts.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on a cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not separate foreign exchange impacts from market price fluctuations in its operating results. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 with early adoption being permitted. The Company has evaluated the impact of this guidance and does not expect a material impact to the year-end financial statements.

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

For the three and nine months ended September 30, 2025, the Company recognized $1,009 and $2,577, respectively, of management fees of which $1,009 and $0 was payable as of September 30, 2025 and December 31, 2024, respectively.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025 the Company received $0 and $149, respectively, in fee rebates from affiliates related to Capital Solution Services.

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

Sub-Administration Agreement

On February 12, 2025, the Administrator entered into a sub-administration agreement (the "Sub-Administration Agreement") with J.P. Morgan Chase Bank. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

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

As of September 30, 2025, the Company’s co-investment holdings were 80.77% of the portfolio or $439,650, measured at fair value. On a cost basis, 80.82% of the portfolio or $438,055 were co-investments. The Company had no investment activity, and therefore no co-investment activity, as of December 31, 2024.

Note 4. Investments

Fair Value Measurement and Disclosures

The table below shows the composition of our investment portfolio as of September 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820. The Company had no investments as of December 31, 2024.

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$542,010	$544,289	$-	$41,045	$503,244
Preferred Equity	15	15	-	-	15
Total Investments	$542,025	$544,304	$-	$41,045	$503,259
Money Market Fund	36,745	36,745	36,745	-	-
Total Cash Equivalents	36,745	36,745	36,745	-	-
Total Investments after Cash Equivalents	$578,770	$581,049	$36,745	$41,045	$503,259

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	Three Months Ended September 30,
		2025
	First Lien Secured Debt (2)	Preferred Equity	Total
Fair value as of June 30, 2025	$445,436	$15	$445,451
Net realized gains (losses)	(33)	—	(33)
Net change in unrealized gains (losses)	2,044	—	2,044
Net amortization on investments	220	—	220
Purchases, including capitalized PIK (1)	91,991	—	91,991
Sales (1)	(36,414)	—	(36,414)
Transfers out of Level 3 (3)	—	—	—
Transfers into Level 3 (3)	—	—	—
Fair value as of September 30, 2025	$503,244	$15	$503,259

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$2,044	$-	$2,044

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	Nine Months Ended September 30,
		2025
	First Lien Secured Debt (2)	Preferred Equity	Total
Fair value as of December 31, 2024	$—	$—	$—
Net realized gains (losses)	531	—	531
Net change in unrealized gains (losses)	1,909	—	1,909
Net amortization on investments	585	—	585
Purchases, including capitalized PIK (1)	544,037	15	544,052
Sales (1)	(43,818)	—	(43,818)
Transfers out of Level 3 (3)	—	—	—
Transfers into Level 3 (3)	—	—	—
Fair value as of September 30, 2025	$503,244	$15	$503,259

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$1,909	$-	$1,909

(1)
Includes reorganizations and restructuring of investments.
(2)
Includes unfunded commitments measured at fair value.
(3)
Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the periods shown.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$71,624	Transactional Value	Cost	N/A	N/A	N/A
	431,620	Yield Analysis	Discount Rate	6.7%	10.6%	8.7%
Preferred Equity	15	Yield Analysis	Discount Rate	11.9%	11.9%	11.9%
Total Level 3 Investments	$503,259

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

Investment Transactions

As a part of the Merger, a portfolio of investments were transferred to the Company. For the three and nine months ended September 30, 2025 purchases of investments on a trade date basis were $74,269 and $584,188, respectively.

For the three and nine months ended September 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $33,407 and $43,353, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three and nine months ended September 30, 2025 PIK income earned was $393 and $741, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
PIK balance at beginning of period	$301	$-
PIK income capitalized	364	665
Adjustments due to investments exited or written off	-	-
PIK income received in cash	-	-
PIK balance at end of period	$665	$665

Note 5. Net Assets

The Company is authorized to issue an unlimited number of Shares. On December 31, 2024, Apollo Capital Management, L.P. purchased 60 Shares at a price of $25.00 per Share as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. On March 6, 2025, March 24, 2025, August 6, 2025 and September 11, 2025, the Company issued and sold 711,181 Shares, 983,362 Shares, 570,342 Shares and 1,508,865 Shares, respectively, and received payments of $18 million, $25 million, $15 million and $40 million, respectively, as payment for such Shares pursuant to drawdown notices issued to investors.

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

As of September 30, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	September 30, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$98,000	12%

(1)
The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such Subscriber’s Capital Commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

Note 6. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

(in thousands)	September 30, 2025	December 31, 2024
Unfunded revolver obligations (1)	$36,134	$-
Unfunded delayed draw loan commitments (2)	52,047	-
Total Unfunded Commitments (3)	$88,181	$-

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding.
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
(3)
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, the Company may have to fund additional commitments in the future that it is currently not obligated to but may be at a future point in time.

Note 7. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025:

Nine Months Ended September 30,
2025 (2)
Per Share Data*
Net asset value at beginning of period	$-
Net investment income (1)	1.50
Net realized and change in unrealized gains (losses) (1)	0.14
Net increase in net assets resulting from operations	1.64
Net increase (decrease) in net assets relating to capital share transactions (6)	25.00
Net asset value at end of period	$26.64

Total return (3)	6.56%
Shares outstanding at end of period (1)	22,083,958
Weighted average shares outstanding (1)	19,895,757

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$588,338
Annualized ratio of total expenses to average net assets (4)	1.43%
Annualized ratio of net investment income to average net assets (4)	10.03%
Portfolio turnover rate	9.01%

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
(4)
For the period ended September 30, 2025 amounts are annualized except for organizational costs.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (UL) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (UL) Capital Trust and subsidiaries (the “Company”) as of September 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025, the consolidated statement of cash flows and financial highlights for the nine-month period then ended, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 12, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The nine months ended September 30, 2025 represents the period from January 1, 2025 to September 30, 2025. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Prior to electing to be regulated as a BDC, pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), the Company merged with AOP II Capital Trust Two, a Delaware statutory trust and a wholly-owned subsidiary of Apollo Direct Lending Fund II (Unlevered AIV), L.P. (formerly Apollo Origination Partnership II (Unlevered AIV), L.P.), a Cayman Islands exempted limited partnership (“Parent”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of Parent (the “Merger”). Following the Merger, and pursuant to the terms of the Reorganization Agreement, the Company acquired all of the membership interests of AOP II Origination Holdings (UL), LLC, a Delaware limited liability company that held an investment portfolio (the “Investment Portfolio HoldCo”), from AOP II Intermediate Holdings (DC I), LLC, a Delaware limited liability company (the “Intermediate HoldCo”), which was all of Parent’s interest in Intermediate HoldCo (the “Investment Portfolio HoldCo Transfer”). The Investment Portfolio HoldCo Transfer resulted in the Company acquiring an investment portfolio from the Intermediate HoldCo (the “Investment Portfolio”). The Investment Portfolio HoldCo Transfer did not result in the acquisition of all or substantially all of Intermediate HoldCo’s assets.

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. In addition, on March 6, 2025, March 24, 2025, August 6, 2025 and September 11, 2025, the Company issued and sold 711,181 Shares, 983,361 Shares, 570,342 Shares and 1,508,865 Shares, respectively, and received payments of $18 million, $25 million, $15 million and $40 million, respectively, as payment for such Shares pursuant to drawdown notices issued to investors.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three and nine months ended September 30, 2025, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Investments made in portfolio companies	$74,269	$584,188
Investments sold	(33,050)	(43,353)
Net investment activity	$41,219	$540,835

Portfolio companies, at beginning of period	45	-
Number of investments in new portfolio companies	7	53
Number of exited companies	(3)	(4)
Portfolio companies at end of period	49	49

Number of investments in existing portfolio companies	49	49

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2025 were as follows:

September 30, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.0%
Weighted average yields, at amortized cost (1):
First lien secured debt	8.7%
Total portfolio	8.7%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$6,742
Floating rate amount (in thousands)	$537,547
Fixed rate, as percentage of total	1.2%
Floating rate, as percentage of total	98.8%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$5,839
Floating rate amount (in thousands)	$536,171
Fixed rate, as percentage of total	1.1%
Floating rate, as percentage of total	98.9%

(1)
An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Total Investment Income	$12,688	$34,442
Net Expenses	(1,927)	(4,574)
Net Investment Income	10,761	29,868
Net realized gains (losses)	(91)	514
Net change in unrealized gains (losses)	2,401	2,292
Net realized and change in unrealized gains (losses)	$2,310	$2,806
Net increase in net assets resulting from operations	$13,071	$32,674

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations is due to the commencement of investment operations, purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Interest income	$12,074	$32,638
PIK interest income	393	741
Dividend income	122	560
Other income	99	503
Total investment income	$12,688	$34,442

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2025, total investment income was $12,688 and $34,442 respectively, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $544,304 as of September 30, 2025. Additionally, our weighted average yield on debt was 8.7% for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, payment-in-kind interest income represented 3.1% and 2.2% of total investment income, respectively.

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

Expenses

Expenses for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Management fees	$1,009	$2,577
Administration fees	170	456
Trustee fees	40	108
Other general and administrative expenses	578	1,196
Organizational fees	130	237
Total expenses	$1,927	$4,574

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three and nine months ended September 30, 2025 were comprised of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Non-controlled/non-affiliated investments	$(91)	$528
Foreign currency transactions	-	(14)
Net realized gains (losses)	$(91)	$514

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2025, we generated total net realized gains (losses) of $(91) and $514, driven by net realized gains (losses) of $(91) and $528 respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $- and $(14) respectively for the three and nine months ended September 30, 2025, from foreign currency transactions, as a result of fluctuations in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and nine months ended September 30, 2025 were comprised of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Non-controlled/non-affiliated investments	$2,408	$2,279
Foreign currency translations	(7)	13
Net unrealized gains (losses)	$2,401	$2,292

*Totals may not foot due to rounding.

For the three months ended September 30, 2025, we recognized gross unrealized gains of $2,752 and gross unrealized losses of $351, resulting in net change in unrealized gains of $2,401. For the nine months ended September 30, 2025, we recognized gross unrealized gains of $3,344 and gross unrealized losses of $1,052, resulting in net change in unrealized gains of $2,292. The fair value of our debt investments as a percentage of principal as of September 30, 2025 was 99.5%.

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

PIK Income

For the three and nine months ended September 30, 2025, PIK income totaled $393 and $741 on total investment income of $12,688 and $34,442, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this quarterly report on Form 10-Q for more information on the Company’s PIK income.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the three and nine months ended September 30, 2025, for more information relating to our investment valuation.

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

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	9.7	0.4
Up 150 basis points	7.3	0.3
Up 100 basis points	4.9	0.2
Up 50 basis points	2.4	0.1
Down 50 basis points	(2.4)	(0.1)
Down 100 basis points	(4.9)	(0.2)
Down 150 basis points	(7.3)	(0.3)
Down 200 basis points	(9.7)	(0.4)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Reports on Form 8-K filed with SEC on August 8, 2025 and September 15, 2025 for information about unregistered sales of our equity securities during the quarter.

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

APOLLO ORIGINATION II (UL) CAPITAL TRUST

Date: November 12, 2025	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)