Form 10-Q
period 2026-03-31
Apollo Origination II (UL) Capital Trust
filed 2026-05-13
CIK 2052153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 26,922,322 common shares of beneficial interest, $0.001 par value per share, outstanding.

sha

Apollo Origination II (UL) Capital Trust

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” and “our” refer to Apollo Origination II (UL) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $646,293 and $638,563 at March 31, 2026 and December 31, 2025, respectively)	$640,752	$640,076
Cash and cash equivalents	49,652	30,506
Due from counterparties	425	198
Interest receivable	4,025	3,993
Other assets	-	11
Total Assets	$694,854	$674,784

Liabilities
Administration fees payable	$352	$409
Accrued organizational costs	11	11
Management fees payable	1,183	1,147
Other liabilities and accrued expenses	249	273
Total Liabilities	$1,795	$1,840
Commitments and contingencies (Note 6)
Total Net Assets	$693,059	$672,944

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 26,922,322 and 26,342,276 shares issued and outstanding, respectively)	$27	$26
Capital in excess of par value	685,728	670,729
Accumulated distributed earnings (losses)	7,304	2,189
Total Net Assets	$693,059	$672,944

Net Asset Value Per Share	$25.74	$25.55

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$13,023	$8,716
PIK interest income	582	76
Dividend income	308	226
Other income	90	157
Total Investment Income	$14,003	$9,175
Expenses
Management fees	$1,183	$602
Administration fees	178	124
Trustee fees	39	52
Other general and administrative expenses	578	168
Organizational fees	-	60
Total Expenses	1,978	1,006
Net Investment Income/(Loss)	$12,025	$8,169
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$148	$73
Foreign currency transactions	(39)	(14)
Net realized gains (losses)	109	59
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(7,054)	24
Foreign currency translations	35	-
Net change in unrealized gains (losses)	(7,019)	24
Net Realized and Change in Unrealized Gains (Losses)	$(6,910)	$83
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,115	$8,252

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	For the three months ended March 31,
	2026	2025
Operations
Net investment income/(loss)	$12,025	$8,169
Net realized gains (losses)	109	59
Net change in unrealized gains (losses)	(7,019)	24
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,115	$8,252

Capital Share Transactions
Net proceeds from the issuance of common shares	$15,000	$500,755
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$15,000	$500,755

Net Assets
Net increase (decrease) in net assets during the period	$20,115	$509,098
Net assets at beginning of period	672,944	(91)
Net Assets at End of Period	$693,059	$509,007

Capital Share Activity
Shares issued during the period	580,046	20,004,751
Shares extinguished during the period	-	(60)
Shares issued and outstanding at beginning of period	26,342,276	60
Shares Issued and Outstanding at End of Period	26,922,322	20,004,751

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the three months ended March 31,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$5,115	$8,252
Net realized (gains) losses	(109)	(59)
Net change in unrealized (gains) losses	7,019	(24)
PIK interest capitalized	(521)	43
Purchase of investments	(30,499)	(480,622)
Proceeds from sale of investments and principal repayments	23,434	5,141
Changes in operating assets and liabilities:
Decrease (increase) in due from counterparties	(227)	(6,324)
Decrease (increase) in receivable for investments sold	-	(3,582)
Decrease (increase) in interest receivable	(32)	(3,162)
Decrease (increase) in other assets	11	(199)
Increase (decrease) in administration fees payable	(57)	123
Increase (decrease) in management fees payable	36	34
Increase (decrease) in payable for investments purchased	-	866
Increase (decrease) in professional fees payable	-	(65)
Increase (decrease) in trustee fees payable	-	52
Increase (decrease) in accrued organizational costs	-	(20)
Increase (decrease) in other liabilities and accrued expenses	(24)	157
Net Cash (Used in)/Provided by Operating Activities	$4,146	$(479,389)

Financing Activities
Proceeds from extinguishment of common shares	-	2
Proceeds from issuance of common shares	15,000	500,755
Net Cash (Used in)/Provided by Financing Activities	$15,000	$500,757

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	19,146	21,368
Cash, cash equivalents at beginning of period	30,506	2
Cash, Cash Equivalents at the End of Period	$49,652	$21,370

Non-Cash Activity
PIK interest income	582	76

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

me

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	10/4/2032	$20,353	$20,435	$20,200	(7)(12)
					20,435	20,200

Triumph
TITAN BW BORROWER L.P.	First Lien Secured Debt - Term Loan	S+250 Cash plus 2.88% PIK, 0.50% Floor	7/24/2032	9,458	9,215	9,363	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	473	466	465	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(14)	(16)	(7)(12)(15)(16)(18)
					9,667	9,812
			Total Aerospace & Defense		$30,102	$30,012

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	$9,394	$9,375	$9,347	(7)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	-	(17)	(6)	(7)(15)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	990	956	977	(7)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	197	196	196	(7)(16)(18)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	-	(2)	(5)	(7)(15)(16)(18)
			Total Automobile Components		$10,508	$10,509

Building Products
Leaf Home
LHS Borrower LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	9/4/2031	$11,545	$11,384	$11,371	(7)(12)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	243	230	229	(7)(12)(16)(18)
			Total Building Products		$11,614	$11,600

Capital Markets
Russell
Russell Investments US Institutional Holdco Inc	First Lien Secured Debt - Term Loan	S+625 Cash plus 1.25% PIK, 2.00% Floor	12/29/2032	$13,551	$13,310	$13,349	(7)(12)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	-	(16)	(17)	(7)(12)(15)(16)(18)
			Total Capital Markets		$13,294	$13,332

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.	First Lien Secured Debt - Term Loan	S+675 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	$6,784	$6,544	$6,173	(7)(12)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	116	104	64	(7)(12)(16)(18)
			Total Chemicals		$6,648	$6,237

Commercial Services & Supplies
Heritage Environmental Services
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	$1,743	$1,735	$1,726	(7)(12)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	5,048	5,080	5,048	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	1,111	1,106	1,100	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	-	-	-	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/31/2030	-	-	-	(7)(12)(16)(18)
					7,921	7,874

Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	19,600	19,259	18,620	(7)(12)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	381	349	275	(7)(12)(16)(18)
					19,608	18,895

R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	18,240	17,931	17,921	(7)(12)
					17,931	17,921

Service Logic
Saber Parent Holdings Corp	First Lien Secured Debt - Term Loan	S+475 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	8,522	8,433	8,479	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	12/16/2032	-	(11)	(12)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	P+350, 0.00% Floor	12/16/2032	343	337	337	(11)(12)(16)(18)
					8,759	8,804
		Total Commercial Services & Supplies			$54,219	$53,494

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	$14,428	$14,366	$14,284	(7)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/10/2031	-	(83)	(85)	(7)(15)(16)(18)
					14,283	14,199

GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	7,744	7,678	7,686	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	1,405	1,381	1,384	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	251	242	243	(7)(12)(16)(18)
					9,301	9,313
			Total Construction & Engineering		$23,584	$23,512

Consumer Staples Distribution & Retail
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+425, 2.00% Floor	2/5/2031	$1,156	1,138	$1,138	(7)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(3)	(3)	(7)(15)(16)(18)
Golden Hippo Pet, LLC	First Lien Secured Debt - Term Loan	S+425, 2.00% Floor	2/5/2031	5,889	5,801	$5,801	(7)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(4)	(4)	(7)(15)(16)(18)
					6,932	6,932

Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	4,420	4,356	4,332	(7)(12)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	-	(7)	(9)	(7)(12)(15)(16)(18)
					4,349	4,323

Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	12,119	11,963	11,998	(7)(12)
					11,963	11,998
		Total Consumer Staples Distribution & Retail			$23,244	$23,253

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date		Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Diversified Consumer Services
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+550 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031		$10,217	$9,825	$10,063	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031		581	576	572	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030		614	604	596	(7)(12)(16)(18)
		Total Diversified Consumer Services				$11,005	$11,231

Electronic Equipment, Instruments & Components
Wolfspeed
Wolfspeed Inc	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030		$2,799	$2,364	$3,082	(4)(14)
		Total Electronic Equipment, Instruments & Components				$2,364	$3,082

Financial Services
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028		$10,128	$10,101	$9,816	(7)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028		5,351	5,333	5,244	(7)(16)(18)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	10/2/2028		-	-	(10)	(7)(15)(16)(18)
			Total Financial Services			$15,434	$15,050

Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/30/2032		$5,504	$5,432	$5,407	(7)(12)
	First Lien Secured Debt - Term Loan	C+475, 0.75% Floor	1/30/2032	C$	997	676	709	(3)(9)(12)
	First Lien Secured Debt - Term Loan	T+500, 0.75% Floor	1/30/2032		¥106,552	678	663	(3)(10)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		278	262	253	(7)(8)(12)(16)(18)
						7,048	7,032

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date		Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+600 Cash plus 3.00% PIK, 0.75% Floor	2/28/2031		3,519	3,498	3,106	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031		325	328	287	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030		66	66	8	(7)(12)(16)(18)
						3,892	3,401
		Total Health Care Equipment & Supplies				$10,940	$10,433

Health Care Providers & Services
Dental Corp
Aryeh Bidco Investment Ltd.	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/14/2033	C$	4,652	$3,318	$3,309	(3)(9)(12)(14)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	1/14/2033	C$	124	83	83	(3)(9)(12)(14)(16)(18)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	1/14/2033	C$	-	(4)	(4)	(3)(12)(14)(15)(16)(18)
						3,397	3,388

Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	4/1/2030		13,071	13,046	12,679	(7)(8)(12)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(3)	(43)	(7)(12)(15)(16)(18)
						13,043	12,636

One Call Medical
One Call Corporation (fka Opal Acquisition, Inc.)	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/10/2030		13,021	12,843	12,826	(7)(12)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(12)	(14)	(7)(12)(15)(16)(18)
						12,831	12,812

Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029		14,355	14,410	14,282	(7)
						14,410	14,282
		Total Health Care Providers & Services				$43,681	$43,118

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Health Care Technology
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031	$20,385	$20,297	$20,080	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	-	(5)	(17)	(7)(12)(15)(16)(18)
					20,292	20,063

Datavant
CT Technologies Intermediate Holdings (Topco), Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	16,075	15,928	15,673	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(19)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	1,595	1,576	1,542	(7)(12)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	-	-	(9)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(10)	(16)	(7)(12)(15)(16)(18)
					17,494	17,171

Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/31/2032	11,400	11,349	11,058	(7)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032	-	(7)	(50)	(7)(12)(15)(16)(18)
					11,342	11,008
			Total Health Care Technology		$49,128	$48,242

Household Durables
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	$11,922	$11,900	$11,862	(7)(12)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	837	837	828	(7)(12)(16)(18)
			Total Household Durables		$12,737	$12,690

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Insurance
Higginbotham
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	6/11/2031	$1,058	$1,058	$1,036	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	-	(10)	(48)	(7)(15)(16)(18)
HIG Intermediate, Inc.	Preferred Equity- Cumulative Preferred	N/A	12/10/2124	15,000	15	15
					1,063	1,003

ISC
IRIS Specialty Acquisition LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	11/20/2032	7,767	7,728	7,669	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	-	(6)	(16)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	262	256	247	(7)(12)(16)(18)
					7,978	7,900

Keystone
Koala Investment Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.75% Floor	8/29/2032	8,000	7,925	7,860	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	-	(14)	(27)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	8/29/2032	-	(6)	(12)	(7)(12)(15)(16)(18)
					7,905	7,821

Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	10,841	10,841	10,678	(7)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	-	-	(17)	(7)(12)(15)(16)(18)
					10,841	10,661

Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	6,287	6,232	6,194	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	540	528	519	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	174	168	163	(7)(12)(16)(18)
					6,928	6,876
			Total Insurance		$34,715	$34,261

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
IT Services
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	$14,477	$14,350	$14,042	(7)(12)
			Total IT Services		$14,350	$14,042

Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$9,087	$9,007	$9,087	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	3/5/2032	1,360	1,348	1,360	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	273	262	273	(7)(12)(16)(18)
					10,617	10,720

Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+300 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	20,519	19,641	18,671	(7)(12)
					19,641	18,671
		Total Life Sciences Tools & Services			$30,258	$29,391

Machinery
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+225 Cash plus 2.75% PIK, 0.50% PIK	12/6/2032	$3,919	$3,847	$3,880	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/6/2032	166	152	152	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	36	31	30	(7)(12)(16)(18)
			Total Machinery		$4,030	$4,062

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Media
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 1.50% Floor	10/15/2029	$19,112	$18,886	$19,016	(4)(7)(12)(14)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	364	350	358	(4)(7)(12)(14)(16)(18)
USA TODAY Co Inc (fka Gannett Co., Inc.)	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	13	16	(12)(14)
				Total Media	$19,249	$19,390

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	$13,207	$13,098	$13,108	(7)(12)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/27/2029	-	(6)	(6)	(7)(12)(15)(16)(18)
					13,092	13,102

Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/3/2032	18,437	18,308	18,253	(7)(12)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	-	(7)	(8)	(7)(12)(15)(16)(18)
					18,301	18,245
			Total Personal Care Products		$31,393	$31,347

Pharmaceuticals
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031	$19,042	$18,753	$18,852	(7)(12)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031	-	(36)	(25)	(7)(12)(15)(16)(18)
			Total Pharmaceuticals		$18,717	$18,827

Professional Services
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	$12,821	$12,821	$12,507	(7)(12)
	First Lien Secured Debt - Term Loan	S+450, 2.00% Floor	8/31/2028	1,232	1,222	1,189	(7)(12)
					14,043	13,696

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+575 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	5,681	5,544	5,596	(7)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	105	100	97	(7)(16)(18)
					5,644	5,693

Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	7,963	7,860	7,864	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	433	406	405	(7)(12)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	-	(7)	(7)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	-	(11)	(11)	(7)(12)(15)(16)(18)
					8,248	8,251
			Total Professional Services		$27,935	$27,640

Software
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	$1,080	$1,078	$1,032	(7)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	2,455	2,449	2,344	(7)(16)(18)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	-	(1)	(32)	(7)(15)(16)(18)
					3,526	3,344

Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/5/2032	16,748	16,834	16,664	(4)(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032	-	19	(48)	(4)(7)(15)(16)(18)
					16,853	16,616

Enverus
Edition Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	12/20/2032	11,728	11,686	11,611	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032	-	(9)	(24)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/20/2032	-	(4)	(10)	(7)(12)(15)(16)(18)
					11,673	11,577

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	10,687	10,733	10,527	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	1,047	1,059	1,007	(7)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	-	(19)	(7)(12)(15)(16)(18)
					11,792	11,515

G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	6,992	6,934	6,817	(7)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(4)	(15)	(7)(12)(15)(16)(18)
					6,930	6,802

Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/1/2032	11,112	11,033	10,987	(7)(12)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(4)	(6)	(7)(12)(15)(16)(18)
					11,029	10,981

Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032	15,915	15,842	15,437	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	-	(14)	(96)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	-	(9)	(63)	(7)(12)(15)(16)(18)
					15,819	15,278

Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	16,168	16,027	15,603	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(35)	(148)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(18)	(74)	(7)(12)(15)(16)(18)
					15,974	15,381
			Total Software		$93,596	$91,494

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Technology Hardware, Storage & Peripherals
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	10.00%	11/20/2030	$16,120	$15,968	$17,099	(12)
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Term Loan	7.38%	2/18/2031	8,259	8,178	8,515	(12)
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	N/A	N/A	760,892	761	769	(12)(14)
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	N/A	N/A	1,084,671	1,085	1,096	(12)(14)
					25,992	27,479

Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/23/2032	19,273	19,258	18,838	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	-	(64)	(7)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	-	-	(59)	(7)(15)(16)(18)
					19,258	18,715
		Total Technology Hardware, Storage & Peripherals			$45,250	$46,194

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	$4,791	$4,769	$4,767	(7)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(4)	(15)	(7)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(4)	(23)	(7)(12)(15)(16)(18)
		Total Transportation Infrastructure			$4,761	$4,729

Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$3,571	$3,539	$3,580	(7)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(2)	-	(7)(16)(18)
		Total Wireless Telecommunication Services			$3,537	$3,580

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
		Total Investments before Cash Equivalents			$646,293	$640,752
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	49,170	$49,170	$49,170	(17)

		Total Investments after Cash Equivalents			$695,463	$689,922

(1)
Fair value is determined in good faith by the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See Note 18 in the Consolidated Schedule of Investments and Note 6 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(6)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(7)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2026 was 3.68%.
(8)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2026 was 3.70%.
(9)
The interest rate on these loans is subject to 3 month Canadian Overnight Repo Rate Average (“CORRA”), which as of March 31, 2026 was 2.29%.
(10)
The interest rate on these loans is subject to 3 months Japan Tokyo Overnight Average Rate (“TONAR” or “I”), which as of March 31, 2026 was 0.73%.
(11)
The interest rate on these loans is subject to Prime Rate ("P"), which as of March 31, 2026 was 6.75%
(12)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (See Note 3 to our consolidated financial statements in this Quarterly Report on Form 10-Q for discussion of the exemptive order from the SEC).
(13)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, all of the Company's investments were non-controlled, non-affiliated.
(14)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2026, non-qualifying assets represented approximately 3.99% of the total assets of the Company.
(15)
The negative fair value is the result of the commitment being valued below par.
(16)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(17)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(18) As of March 31, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Advarra Holdings, Inc.	$1,166	$-	$1,166
Altern Marketing, LLC	194	-	194
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	1,929	(1,111)	818
Aryeh Bidco Investment Ltd.	1,485	(124)	1,361
AVSC Holding Corp.	2,118	(381)	1,737
Azurite Intermediate Holdings, Inc.	3,156	(2,455)	701
Cambrex Corp.	2,552	(1,632)	920
CCI Buyer, Inc.	210	-	210
Creek Parent, Inc.	2,461	-	2,461
CT Technologies Intermediate Holdings (Topco), Inc.	4,322	(1,595)	2,727
Databricks, Inc.	9,551	-	9,551
Deerfield Dakota Holding, LLC	526	(105)	421
Edition Holdings, Inc.	3,467	-	3,467
Elk Bidco, Inc	1,906	-	1,906
Everbridge Holdings, LLC	3,775	(1,047)	2,728
Evergreen IX Borrower 2023, LLC	581	-	581
Fire Flow Intermediate Corporation	8,474	-	8,474
Gannett Holdings, LLC	1,262	(364)	898
Geotechnical Merger Sub, Inc.	3,944	(1,656)	2,288
Golden Hippo Pet, LLC	291	-	291
Goldeneye Parent, LLC	1,663	-	1,663
Higginbotham Insurance Agency, Inc.	2,418	-	2,418
IRIS Specialty Acquisition LLC	2,461	(262)	2,199
Jensen Hughes, Inc	3,684	(433)	3,251
JEPPESEN HOLDINGS, LLC	576	-	576
Koala Investment Holdings, Inc.	2,228	-	2,228
Legends Hospitality Holding Company, LLC	1,750	(1,194)	556
LHS Borrower LLC	933	(243)	690
OMH-Healthedge Holdings, Inc.	1,441	-	1,441
One Call Corporation (fka Opal Acquisition, Inc.)	923	-	923
Parfums Holding Company, Inc.	853	-	853
Poly-Wood, LLC	1,793	(837)	956
Protein For Pets Opco, LLC	469	-	469
QBS Parent, Inc.	5,311	-	5,311
Runway Bidco, LLC	6,347	-	6,347
Russell Investments US Institutional Holdco Inc	1,103	-	1,103
Saber Parent Holdings Corp	3,507	(343)	3,164
SG Acquisition, Inc.	1,133	-	1,133
Silk Holdings III Corp.	773	-	773
Spruce Bidco II Inc.	1,250	(278)	972
Thg Acquisition, LLC	2,121	(714)	1,407
TITAN BW BORROWER L.P.	2,368	(473)	1,895
Truck-Lite Co., LLC	4,887	(1,186)	3,701
Uft Buyer LLC	1,960	(202)	1,758
Vantage Specialty Chemicals Holdings, Inc.	582	(116)	466
Victors Purchaser, LLC	5,464	-	5,464
Wealth Enhancement Group, LLC	21,412	(15,478)	5,934
Zeus Company LLC	817	(391)	426
Grand Total	$133,597	$(32,620)	$100,977

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(19) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$30,102	$-	$-	$30,102
Automobile Components	10,508	-	-	10,508
Building Products	11,614	-	-	11,614
Capital Markets	13,294	-	-	13,294
Chemicals	6,648	-	-	6,648
Commercial Services & Supplies	54,219	-	-	54,219
Construction & Engineering	23,584	-	-	23,584
Consumer Staples Distribution & Retail	23,244	-	-	23,244
Diversified Consumer Services	11,005	-	-	11,005
Electronic Equipment, Instruments & Components	2,364	-	-	2,364
Financial Services	15,434	-	-	15,434
Health Care Equipment & Supplies	10,940	-	-	10,940
Health Care Providers & Services	43,681	-	-	43,681
Health Care Technology	49,128	-	-	49,128
Household Durables	12,737	-	-	12,737
Insurance	34,700	15	-	34,715
IT Services	14,350	-	-	14,350
Life Sciences Tools & Services	30,258	-	-	30,258
Machinery	4,030	-	-	4,030
Media	19,249	-	-	19,249
Personal Care Products	31,393	-	-	31,393
Pharmaceuticals	18,717	-	-	18,717
Professional Services	27,935	-	-	27,935
Software	93,596	-	-	93,596
Technology Hardware, Storage & Peripherals	43,405	-	1,845	45,250
Transportation Infrastructure	4,761	-	-	4,761
Wireless Telecommunication Services	3,537	-	-	3,537
Grand Total	$644,433	$15	$1,845	$646,293

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(20) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$30,012	$-	$-	$30,012
Automobile Components	10,509	-	-	10,509
Building Products	11,600	-	-	11,600
Capital Markets	13,332	-	-	13,332
Chemicals	6,237	-	-	6,237
Commercial Services & Supplies	53,494	-	-	53,494
Construction & Engineering	23,512	-	-	23,512
Consumer Staples Distribution & Retail	23,253	-	-	23,253
Diversified Consumer Services	11,231	-	-	11,231
Electronic Equipment, Instruments & Components	3,082	-	-	3,082
Financial Services	15,050	-	-	15,050
Health Care Equipment & Supplies	10,433	-	-	10,433
Health Care Providers & Services	43,118	-	-	43,118
Health Care Technology	48,242	-	-	48,242
Household Durables	12,690	-	-	12,690
Insurance	34,246	15	-	34,261
IT Services	14,042	-	-	14,042
Life Sciences Tools & Services	29,391	-	-	29,391
Machinery	4,062	-	-	4,062
Media	19,390	-	-	19,390
Personal Care Products	31,347	-	-	31,347
Pharmaceuticals	18,827	-	-	18,827
Professional Services	27,640	-	-	27,640
Software	91,494	-	-	91,494
Technology Hardware, Storage & Peripherals	44,330	-	1,864	46,194
Transportation Infrastructure	4,729	-	-	4,729
Wireless Telecommunication Services	3,580	-	-	3,580
Grand Total	$638,873	$15	$1,864	$640,752

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2026
Aerospace & Defense	4.70%
Automobile Components	1.64%
Building Products	1.82%
Capital Markets	2.09%
Chemicals	0.98%
Commercial Services & Supplies	8.37%
Construction & Engineering	3.68%
Consumer Staples Distribution & Retail	3.64%
Diversified Consumer Services	1.76%
Electronic Equipment, Instruments & Components	0.48%
Financial Services	2.36%
Health Care Equipment & Supplies	1.63%
Health Care Providers & Services	6.75%
Health Care Technology	7.55%
Household Durables	1.99%
Insurance	5.36%
IT Services	2.20%
Life Sciences Tools & Services	4.60%
Machinery	0.64%
Media	3.03%
Personal Care Products	4.91%
Pharmaceuticals	2.95%
Professional Services	4.33%
Software	14.32%
Technology Hardware, Storage & Peripherals	6.94%
Transportation Infrastructure	0.74%
Wireless Telecommunication Services	0.56%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of March 31, 2026
United States	99.47%
Canada	0.53%
Total	100.00%

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

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Communications Equipment
CommScope
Commscope, LLC (f/k/a Commscope, Inc.)	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	12/17/2029	$9,633	$9,828	$9,663	(4)(7)(11)(13)
			Total Communications Equipment		$9,828	$9,663

Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	$14,464	$14,400	$14,501	(7)
			Total Construction & Engineering		$14,400	$14,501

Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$4,431	$4,364	$4,343	(7)(11)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	94	87	84	(7)(11)(15)(17)
					4,451	4,427

Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	12,150	11,987	11,998	(7)(11)
					11,987	11,998
		Total Consumer Staples Distribution & Retail			$16,438	$16,425

Electronic Equipment, Instruments & Components
Wolfspeed
Wolfspeed Inc	First Lien Secured Debt - Corporate Bond	0.099	6/23/2030	$5,069	$4,650	$5,524	(4)(13)
		Total Electronic Equipment, Instruments & Components			$4,650	$5,524

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

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Health Care Technology
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031	$20,437	$20,345	$20,336	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	-	(5)	(6)	(7)(11)(14)(15)(17)
					20,340	20,330

Datavant
CT Technologies Intermediate Holdings (Topco), Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	16,116	15,963	15,954	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(8)	(7)(11)(14)(15)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	1,599	1,579	1,578	(7)(11)(15)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	-	-	(4)	(7)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(11)	-	(7)(11)(15)(17)
					17,531	17,520

Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/31/2032	11,429	11,377	11,458	(7)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	-	(7)	4	(7)(11)(15)(17)
					11,370	11,462
			Total Health Care Technology		$49,241	$49,312

Household Durables
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	$11,952	$11,929	$11,893	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+488, 1.00% Floor	3/20/2030	-	-	(9)	(7)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	-	(9)	(7)(11)(14)(15)(17)
			Total Household Durables		$11,929	$11,875

Insurance
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	15,000	$15	$15
					15	15

Higginbotham
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	6/11/2031	1,060	1,060	1,055	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	-	(10)	(12)	(7)(14)(15)(17)
					1,050	1,043

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

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Technology Hardware, Storage & Peripherals
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	0.1	11/20/2030	16,969	$16,802	$16,799	(11)
	Membership Interest - Membership Interest	N/A	N/A	760,892	761	761	(11)(13)
					17,563	17,560

Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/23/2032	19,273	19,258	19,225	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	-	(7)	(7)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	224	224	217	(7)(15)(17)
					19,482	19,435
		Total Technology Hardware, Storage & Peripherals			$37,045	$36,995

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	$4,803	$4,780	$4,839	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(5)	8	(7)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(4)	-	(7)(11)(15)(17)
					4,771	4,847

GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	7,744	7,676	7,725	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	1,405	1,380	1,398	(7)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	251	242	248	(7)(11)(15)(17)
					9,298	9,371
			Total Transportation Infrastructure		$14,069	$14,218

Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$3,580	$3,547	$3,589	(7)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(2)	-	(7)(15)(17)
		Total Wireless Telecommunication Services			$3,545	$3,589

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
		Total Investments before Cash Equivalents			$638,563	$640,076
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	28,771	$28,771	$28,771	(16)

		Total Investments after Cash Equivalents			$667,334	$668,847

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
(10)
The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%
(11)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (See Note 3 to our consolidated financial statements in this Quarterly Report on Form 10-Q for discussion of the exemptive order from the SEC).
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

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Advarra Holdings, Inc.	$1,166	$-	$1,166
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	1,931	(1,113)	818
AVSC Holding Corp.	2,118	-	2,118
Azurite Intermediate Holdings, Inc.	5,084	(4,383)	701
Cambrex Corp.	5,113	(68)	5,045
CCI Buyer, Inc.	210	-	210
Compass, Inc.	14,237	-	14,237
Creek Parent, Inc.	2,461	-	2,461
CT Technologies Intermediate Holdings (Topco), Inc.	4,326	(1,599)	2,727
Databricks, Inc.	9,551	-	9,551
Deerfield Dakota Holding, LLC	526	-	526
Edition Holdings, Inc.	5,182	-	5,182
Elk Bidco, Inc	1,906	-	1,906
Everbridge Holdings, LLC	3,777	(1,050)	2,727
Evergreen IX Borrower 2023, LLC	581	-	581
Gannett Holdings, LLC	1,262	(364)	898
Geotechnical Merger Sub, Inc.	3,944	(1,656)	2,288
Goldeneye Parent, LLC	1,663	-	1,663
Higginbotham Insurance Agency, Inc.	2,418	-	2,418
IRIS Specialty Acquisition LLC	2,461	-	2,461
Jensen Hughes, Inc	3,685	(435)	3,250
JEPPESEN HOLDINGS, LLC	576	-	576
Koala Investment Holdings, Inc.	2,228	-	2,228
Legends Hospitality Holding Company, LLC	1,751	(863)	888
LHS Borrower LLC	933	(112)	821
OMH-Healthedge Holdings, Inc.	1,442	-	1,442
One Call Corporation (fka Opal Acquisition, Inc.)	923	-	923
Parfums Holding Company, Inc.	853	-	853
Poly-Wood, LLC	3,586	-	3,586
Protein For Pets Opco, LLC	469	(94)	375
QBS Parent, Inc.	5,311	(192)	5,119
Runway Bidco, LLC	6,347	-	6,347
Russell Investments US Institutional Holdco Inc	1,103	-	1,103
Saber Parent Holdings Corp	3,507	-	3,507
SG Acquisition, Inc.	1,133	-	1,133
Silk Holdings III Corp.	773	(155)	618
Spruce Bidco II Inc.	1,250	-	1,250
Thg Acquisition, LLC	2,122	(504)	1,618
TITAN BW BORROWER L.P.	2,369	-	2,369
Truck-Lite Co., LLC	5,032	(1,189)	3,843
Uft Buyer LLC	1,960	-	1,960
Vantage Specialty Chemicals Holdings, Inc.	582	-	582
Vensure Employer Services, Inc.	228	-	228
Victors Purchaser, LLC	5,464	(224)	5,240
Wealth Enhancement Group, LLC	21,431	(11,686)	9,745
Zeus Company LLC	1,146	(326)	820
Grand Total	$146,121	$(26,013)	$120,108

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

As of March 31, 2026, the Company's consolidated subsidiaries were AOP II Investment Holdings (UL DC), LLC, AOP II Origination Holdings (UL), LLC, AOP II (UL) Alpha SPV, LLC, AOP II (UL) Beta SPV, LLC, AOP II (UL) Gamma SPV, LLC, AOP II (UL) Lender, LLC, AOP II (UL) Delta SPV, LLC and AOP II (UL) Epsilon SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2026 and December 31, 2025 were $49,652 and $30,506, respectively, of which $49,170 and $28,771, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of March 31, 2026 and December 31, 2025, the Company did not hold any derivative contracts.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2026 and December 31, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For the three months ended March 31, 2026 and 2025, the Company recognized management fees of $1,183 and $602, respectively. As of March 31, 2026 and December 31, 2025, management fees payable were $1,183 and $1,147, respectively.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, the Company received $79 and $149, respectively, in fee rebates from affiliates related to Capital Solution Services.

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

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting the Company to do so. Pursuant to the requirements of the Order, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees, has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) which is designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Adviser determines that the investment is not appropriate for us, the investment will not be allocated to us.

As of March 31, 2026, the Company’s co-investment holdings were 82.36% of the portfolio or $527,743, measured at fair value. On a cost basis, 82.42% of the portfolio or $532,480 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 82.17% of the portfolio or $525,968, measured at fair value. On a cost basis, 82.28% of the portfolio or $525,428 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The table below shows the composition of our investment portfolio as of March 31, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$644,433	$638,873	$-	$39,073	$599,800
Preferred Equity	15	15	-	-	15
Common Equity	1,845	1,864	-	-	1,864
Total Investments	$646,293	$640,752	$-	$39,073	$601,679
Money Market Fund	49,170	49,170	49,170	-	-
Total Cash Equivalents	49,170	49,170	49,170	-	-
Total Investments after Cash Equivalents	$695,463	$689,922	$49,170	$39,073	$601,679

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$637,787	$639,300	$-	$56,301	$582,999
Preferred Equity	15	15	-	-	15
Common Equity	761	761	-	-	761
Total Investments	$638,563	$640,076	$-	$56,301	$583,775
Money Market Fund	28,771	28,771	28,771	-	-
Total Cash Equivalents	28,771	28,771	28,771	-	-
Total Investments after Cash Equivalents	$667,334	$668,847	$28,771	$56,301	$583,775

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2026:

	Three Months Ended March 31,
	2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2025	$582,999	$15	$761	$583,775
Net realized gains (losses)	26	-	-	26
Net change in unrealized gains (losses)	(6,676)	-	18	(6,658)
Net amortization on investments	241	-	-	241
Purchases, including capitalized PIK (1)	29,935	-	1,085	31,020
Sales (1)	(6,725)	-	-	(6,725)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of March 31, 2026	$599,800	$15	$1,864	$601,679

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2026	$(6,676)	$-	$18	(6,658)
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

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2024	$-	$-	$-	$-
Net realized gains (losses)	37	-	-	37
Net change in unrealized gains (losses)	116	-	-	116
Net amortization on investments	9	-	-	9
Purchases, including capitalized PIK (1)	423,587	15	-	423,602
Sales (1)	(3,641)	-	-	(3,641)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of March 31, 2025	$420,108	$15	$-	$420,123

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$116	$-	$-	$116

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$56,143	Transactional Value	Cost	N/A	-	N/A	N/A
	543,657	Yield Analysis	Discount Rate	6.1%	-	14.1%	9.0%
Preferred Equity	15	Yield Analysis	Discount Rate	11.6%	-	11.6%	11.6%
Common Equity	1,864	Yield Analysis	Discount Rate	11.1%	-	17.9%	14.5%
Total Level 3 Investments	$601,679

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

Investment Transactions

For the three months ended March 31, 2026 and 2025, purchases of investments on a trade date basis were $30,499 and $480,622, respectively.

For the three months ended March 31, 2026 and 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $23,434 and $5,141, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three months ended March 31, 2026 and 2025, PIK income earned was $582 and $76, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
PIK balance at beginning of period	$1,140	$-
PIK income capitalized	521	43
Adjustments due to investments exited or written off	-	-
PIK income received in cash	-	-
PIK balance at end of period	$1,661	$43

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

The following table presents the number of Common Shares issued during the three months ended March 31, 2026:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
March 20, 2026	580,046	$15,000
Total	580,046	$15,000

The following table presents the number of Common Shares issued during the three months ended March 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 24, 2025	18,310,208	$457,755
March 6, 2025	711,181	18,000
March 24, 2025	983,362	25,000
Total	20,004,751	$500,755

As of March 31, 2026 and December 31, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	March 31, 2026			December 31, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$228,000	28%	$800,000	$213,000	27%

(1)
The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such Subscriber’s Capital Commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

The Company did not declare any distributions during the three months ended March 31, 2026 and 2025.

Note 6. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2026	December 31, 2025
Unfunded revolver obligations and backstop commitments (1)	$41,073	$56,612
Unfunded delayed draw loan commitments (2)	59,904	63,496
Total Unfunded Commitments (3)	$100,977	$120,108

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2026 and December 31, 2025, the backstop commitment included in the balance was $- and $14,237, respectively.
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

Note 7. Financial Highlights

The following table presents the Company's financial highlights for the three months ended March 31, 2026 and the period between January 24, 2025 and March 31, 2025:

	Three months ended March 31, 2026	For Period between January 24 and March 31, 2025 (2)
Per Share Data*
Net asset value at beginning of period	$25.55	$-
Net investment income (1)	0.46	0.44
Net realized and change in unrealized gains (losses) (1)	(0.26)	0.00
Net increase in net assets resulting from operations	0.20	0.44
Net increase (decrease) in net assets relating to capital share transactions (5)	(0.01)	25.00
Net asset value at end of period	$25.74	$25.44

Total return (3)	0.74%	1.77%
Shares outstanding at end of period	26,922,322	20,004,751
Weighted average shares outstanding (1)	26,419,616	18,703,605

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$693,059	509,007
Annualized ratio of total expenses to average net assets (4)	1.16%	1.51%
Annualized ratio of net investment income to average net assets (4)	7.07%	15.98%
Portfolio turnover rate	3.67%	1.15%

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the activity and weighted average number of shares outstanding for the period presented.
(2)
Amounts have been derived based on the activity and the weighted average number of shares outstanding started on January 24, 2025.
(3)
For the period between January 24, 2025 and March 31, 2025, total return is calculated as the change in NAV per share divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at the commencement of investment operations). Total return is not annualized.
(4)
For the three months ended March 31, 2026 and the period between January 24, 2025 and March 31, 2025, amounts are annualized except for organizational costs.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (UL) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (UL) Capital Trust and subsidiaries (the "Company") as of March 31, 2026, the related consolidated statements of operations, changes in net assets and cash flows for the three-month period ended March 31, 2026 and 2025, the consolidated financial highlights for the three-month period ended March 31, 2026 and for the period from January 24, 2025 through March 31, 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the financial highlights for the period from January 24, 2025 through December 31, 2025 (not presented herein); and in our report dated March 12, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

May 13, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The three months ended March 31, 2026 represents the period from January 1, 2026 to March 31, 2026. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. In addition, on March 6, 2025, March 24, 2025, August 6, 2025, September 11, 2025, November 21, 2025, December 19, 2025 and March 20, 2026, the Company issued and sold 711,181 Shares, 983,362 Shares, 570,342 Shares, 1,508,865 Shares, 1,114,827 Shares, 3,143,491 Shares and 580,046 Shares, respectively, and received payments of $18 million, $25 million, $15 million, $40 million, $30 million, $85 million and $15 million, respectively, as payment for such Shares pursuant to drawdown notices issued to investors.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)*	2026	2025
Investments made in portfolio companies	$30,499	480,622
Investments sold	(23,434)	(5,141)
Net investment activity	$7,065	$475,481

Portfolio companies, at beginning of period	57	-
Number of investments in new portfolio companies	6	44
Number of exited companies	(3)	(1)
Portfolio companies at end of period	60	43

Number of investments in existing portfolio companies	60	43

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.0%	100.0%
Weighted average yields, at amortized cost (1):
First lien secured debt	9.0%	8.7%
Total portfolio	9.1%	8.7%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$28,712	$22,338
Floating rate amount (in thousands)	$610,161	$616,962
Fixed rate, as percentage of total	4.5%	3.5%
Floating rate, as percentage of total	95.5%	96.5%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$26,523	$21,465
Floating rate amount (in thousands)	$617,910	$616,322
Fixed rate, as percentage of total	4.1%	3.4%
Floating rate, as percentage of total	95.9%	96.6%

(1)
An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)*	2026	2025
Total Investment Income	$14,003	$9,175
Total Expenses	(1,978)	(1,006)
Net Investment Income (loss)	12,025	8,169
Net realized gains (losses)	109	59
Net change in unrealized gains (losses)	(7,019)	24
Net realized and change in unrealized gains (losses)	$(6,910)	$83
Net increase (decrease) in net assets resulting from operations	$5,115	$8,252

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)*	2026	2025
Interest income	$13,023	$8,716
PIK interest income	582	76
Dividend income	308	226
Other income	90	157
Total investment income	$14,003	$9,175

* Totals may not foot due to rounding.

For the three months ended March 31, 2026, total investment income increased to $14,003, from $9,175 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $640,752 as of March 31, 2026 and $475,610 at March 31, 2025. Additionally, our weighted average yield on debt decreased to 9.0% for the three months ended March 31, 2026 from 9.6% for the same period in the prior year. For the three months ended March 31, 2026 and 2025, payment-in-kind interest (“PIK”) income represented 4.2% and 0.8% of total investment income, respectively.

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

Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)*	2026	2025
Management fees	$1,183	$602
Administration fees	178	124
Trustee fees	39	52
Other general and administrative expenses	578	168
Organizational fees	-	60
Total expenses	$1,978	$1,006

* Totals may not foot due to rounding.

For the three months ended March 31, 2026 and 2025, net expenses were $2.0 million and $1.0 million, respectively. The increase in expenses compared to the prior period was primarily attributable to management fees, which increased due to an increase in average net assets.

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three months ended March 31, 2026 and 2025 were comprised of the following:

	For the three months ended March 31,
(in thousands)*	2026	2025
Non-controlled/non-affiliated investments	$148	$73
Foreign currency transactions	(39)	(14)
Net realized gains (losses)	$109	$59

* Totals may not foot due to rounding.

For the three months ended March 31, 2026, we generated total net realized gains (losses) of $109, driven by net realized gains of $148 from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $(39) for the three months ended March 31, 2026, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

For the three months ended March 31, 2025, we generated total net realized gains (losses) of $59, driven by net realized gains of $73 from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $(14) for the three months ended March 31, 2025, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three months ended March 31, 2026 and 2025 were comprised of the following:

	For the three months ended March 31,
(in thousands)*	2026	2025
Non-controlled/non-affiliated investments	$(7,054)	$24
Foreign currency translations	35	-
Net unrealized gains (losses)	$(7,019)	$24

*Totals may not foot due to rounding.

For the three months ended March 31, 2026, we recognized gross unrealized gains of $2,119 and gross unrealized (losses) of $(9,138), resulting in net change in unrealized losses of $(7,019). The fair value of our debt investments as a percentage of principal as of March 31, 2026 was 98%.

For the three months ended March 31, 2025, we recognized gross unrealized gains of $134 and gross unrealized (losses) of $(109), resulting in net change in unrealized gains of $24. The fair value of our debt investments as a percentage of principal as of March 31, 2025 was 99%.

Liquidity and Capital Resources

The Company generates cash primarily from (i) the net proceeds of its private offerings, (ii) cash flows from our operations and (iii) any future offerings of our equity securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares.

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

PIK Income

For the three months ended March 31, 2026 and 2025, PIK income totaled $582 and $76, respectively, on total investment income of $14,003 and $9,175, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on the Company’s PIK income.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the three months ended March 31, 2026, for more information relating to our investment valuation.

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

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio as of March 31, 2026, assuming no changes in our investment structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$13.2	$0.5
Up 150 basis points	9.9	0.4
Up 100 basis points	6.6	0.2
Up 50 basis points	3.3	0.1
Down 50 basis points	(3.3)	(0.1)
Down 100 basis points	(6.6)	(0.2)
Down 150 basis points	(9.9)	(0.4)
Down 200 basis points	(13.1)	(0.5)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the software industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. While the continued expansion of such companies may present opportunities, it may also lead to inflated or unsustainable valuations for certain companies, particularly in the absence of consistent revenue or profitability. If valuations are not supported by long-term fundamentals, a correction in the market could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on March 20, 2026 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

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

* Filed herewith.

(1)
Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56723) filed on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

Date: May 13, 2026	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)