Form 10-Q
period 2026-06-30
Apollo Origination II (UL) Capital Trust
filed 2026-08-13
CIK 2052153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 28,069,111 common shares of beneficial interest, $0.001 par value per share, outstanding.

Apollo Origination II (UL) Capital Trust

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” or “our” refer to Apollo Origination II (UL) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $699,873 and $638,563 at June 30, 2026 and December 31, 2025, respectively)	$694,385	$640,076
Cash and cash equivalents	40,757	30,506
Due from counterparties	376	198
Interest receivable	4,535	3,993
Other assets	1,104	11
Total Assets	$741,157	$674,784

Liabilities
Payable for investments purchased	$2,482	$-
Administration fees payable	322	409
Accrued organizational costs	11	11
Management fees payable	1,216	1,147
Other liabilities and accrued expenses	250	273
Total Liabilities	$4,281	$1,840
Commitments and contingencies (Note 6)
Total Net Assets	$736,876	$672,944

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 28,069,111 and 26,342,276 shares issued and outstanding, respectively)	$28	$26
Capital in excess of par value	715,727	670,729
Accumulated distributed earnings (losses)	21,121	2,189
Total Net Assets	$736,876	$672,944

Net Asset Value Per Share	$26.25	$25.55

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$13,101	$11,757	$26,124	$20,564
PIK interest income	912	272	1,494	348
Dividend income	434	212	742	438
Other income	205	247	295	404
Total Investment Income	$14,652	$12,488	$28,655	$21,754
Expenses
Management fees	$1,217	$966	$2,400	$1,568
Administration fees	164	162	342	286
Trustee fees	40	16	79	68
Other general and administrative expenses	524	450	1,102	618
Organizational fees	-	47	-	107
Total Expenses	1,945	1,641	3,923	2,647
Net Investment Income/(Loss)	$12,707	$10,847	$24,732	$19,107
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$1,057	$546	$1,205	$619
Foreign currency transactions	-	-	(39)	(14)
Net realized gains (losses)	1,057	546	1,166	605
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	53	(153)	(7,001)	(129)
Foreign currency translations	-	20	35	20
Net change in unrealized gains (losses)	53	(133)	(6,966)	(109)
Net Realized and Change in Unrealized Gains (Losses)	$1,110	$413	$(5,800)	$496
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,817	$11,260	$18,932	$19,603

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations
Net investment income/(loss)	$12,707	$10,847	$24,732	$19,107
Net realized gains (losses)	1,057	546	1,166	605
Net change in unrealized gains (losses)	53	(133)	(6,966)	(109)
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,817	$11,260	$18,932	$19,603

Capital Share Transactions
Net proceeds from the issuance of common shares	$30,000	$-	$45,000	$500,755
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$30,000	$-	$45,000	$500,755

Net Assets
Net increase (decrease) in net assets during the period	$43,817	$11,260	$63,932	$520,358
Net assets at beginning of period	693,059	509,007	672,944	(91)
Net Assets at End of Period	$736,876	$520,267	$736,876	$520,267

Capital Share Activity
Shares issued during the period	1,146,789	-	1,726,835	20,004,751
Shares extinguished during the period	-	-	-	(60)
Shares issued and outstanding at beginning of period	26,922,322	20,004,751	26,342,276	60
Shares Issued and Outstanding at End of Period	28,069,111	20,004,751	28,069,111	20,004,751

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$18,932	$19,603
Net realized (gains) losses	(1,166)	(605)
Net change in unrealized (gains) losses	6,966	109
PIK interest capitalized	(1,426)	301
Purchase of investments	(103,807)	(509,919)
Proceeds from sale of investments and principal repayments	45,124	10,303
Changes in operating assets and liabilities:
Decrease (increase) in due from counterparties	(178)	-
Decrease (increase) in receivable for investments sold	-	(3,051)
Decrease (increase) in interest receivable	(542)	(3,261)
Decrease (increase) in other assets	(1,093)	(79)
Increase (decrease) in administration fees payable	(87)	231
Increase (decrease) in management fees payable	69	999
Increase (decrease) in payable for investments purchased	2,482	685
Increase (decrease) in professional fees payable	-	(65)
Increase (decrease) in accrued organizational costs	-	(6)
Increase (decrease) in other liabilities and accrued expenses	(23)	266
Net Cash (Used in)/Provided by Operating Activities	$(34,749)	$(484,489)

Financing Activities
Proceeds from extinguishment of common shares	-	2
Proceeds from issuance of common shares	45,000	500,755
Net Cash (Used in)/Provided by Financing Activities	$45,000	$500,757

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	10,251	16,268
Cash, cash equivalents at beginning of period	30,506	2
Cash, Cash Equivalents at the End of Period	$40,757	$16,270

Non-Cash Activity
PIK interest income	1,494	348

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

me

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	10/4/2032	$20,302	$20,381	$20,263	(7)(13)
					20,381	20,263
Triumph
TITAN BW BORROWER L.P.
	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.88% PIK, 0.50% Floor	7/24/2032	9,502	9,194	9,468	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	471	465	469	(7)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(14)	(6)	(13)(16)(17)(19)
					9,645	9,931
			Total Aerospace & Defense		$30,026	$30,194

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	2/13/2032	$9,370	$9,351	$9,328	(7)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	-	(16)	(6)	(7)(16)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	1,183	1,151	1,171	(7)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/13/2031	-	(2)	(4)	(16)(17)(19)
			Total Automobile Components		$10,484	$10,489

Building Products
Leaf Home
LHS Borrower LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	9/4/2031	$11,501	$11,348	$11,304	(6)(13)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	243	230	227	(6)(13)(17)(19)
			Total Building Products		$11,578	$11,531

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Capital Markets
Russell
Russell Investments US Institutional Holdco Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+500 Cash plus 0.75% PIK, 2.00% Floor	12/29/2032	$13,583	$13,316	$13,473	(7)(13)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	-	(15)	(9)	(13)(16)(17)(19)
			Total Capital Markets		$13,301	$13,464

Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+400 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	$6,814	$6,554	$6,190	(7)(13)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	160	149	107	(6)(13)(17)(19)
				Total Chemicals	$6,703	$6,297

Commercial Services & Supplies
Stamps.com
Auctane, Inc. (fka Stamps.com Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.75% Floor	6/1/2033	$6,429	$6,333	$6,332	(7)
					6,333	6,332
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	12/5/2031	19,550	19,222	19,394	(6)(13)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	254	224	237	(6)(13)(17)(19)
					19,446	19,631
Champions Group
LIDO Purchaser, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	4/4/2033	7,159	7,124	7,123	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	4/4/2033	-	(10)	(10)	(7)(13)(16)(17)(19)
					7,114	7,113

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
R.R. Donnelley
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	8/8/2029	15,924	15,673	15,719	(6)(13)
					15,673	15,719
Service Logic
Saber Parent Holdings Corp
	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	8,571	8,436	8,622	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	427	416	443	(6)(13)(17)(19)
	First Lien Secured Debt - Revolver	P+350, 0.00% Floor	12/16/2032	543	537	551	(12)(13)(17)(19)
					9,389	9,616
		Total Commercial Services & Supplies			$57,955	$58,411

Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	7/10/2031	$14,391	$14,333	$14,332	(7)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	7/10/2031	1,462	1,438	1,451	(7)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/10/2031	-	(56)	(24)	(7)(16)(17)(19)
					15,715	15,759
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	10/15/2031	7,744	7,680	7,683	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	1,621	1,597	1,598	(7)(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	251	242	242	(7)(13)(17)(19)
					9,519	9,523
		Total Construction & Engineering			$25,234	$25,282

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Consumer Staples Distribution & Retail
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	$543	$535	$535	(7)(13)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(3)	(3)	(13)(16)(17)(19)
Golden Hippo Pet, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+475, 2.00% Floor	2/5/2031	1,048	1,033	1,033	(7)
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	5,852	5,770	5,767	(7)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(4)	(4)	(16)(17)(19)
					7,331	7,328
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 1.00% Floor	9/20/2030	4,409	4,348	4,343	(6)(13)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	-	(6)	(7)	(13)(16)(17)(19)
					4,342	4,336
Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.00% Floor	11/4/2031	12,089	11,938	12,088	(7)(13)
					11,938	12,088
		Total Consumer Staples Distribution & Retail			$23,611	$23,752

Diversified Consumer Services
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031	$12,508	$12,008	$12,367	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	705	699	697	(7)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	391	379	375	(6)(13)(17)(19)
		Total Diversified Consumer Services			$13,086	$13,439

Financial Services
Wealth Enhancement Group
Wealth Enhancement Group, LLC
	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028	$18,637	$18,597	$18,264	(7)(17)(19)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	10/2/2028	-	-	(9)	(16)(17)(19)
			Total Financial Services		$18,597	$18,255

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date		Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	1/30/2032		$5,490	$5,421	$5,429	(7)(13)
	First Lien Secured Debt - Bank Debt Term Loan	T+500, 0.75% Floor	1/30/2032		¥106,284	676	648	(3)(11)(13)
	First Lien Secured Debt - Bank Debt Term Loan	C+475, 0.75% Floor	1/30/2032	C$	994	675	695	(3)(10)(13)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		486	471	472	(8)(13)(17)(19)
						7,243	7,244
Zeus
Zeus Company LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+540, 0.75% Floor	2/28/2031		3,510	3,486	3,155	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+540, 0.75% Floor	2/28/2031		324	327	292	(7)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	2/28/2030		82	82	32	(7)(13)(17)(19)
						3,895	3,479
		Total Health Care Equipment & Supplies				$11,138	$10,723

Health Care Providers & Services
Dental Corp
Aryeh Bidco Investment Ltd.
	First Lien Secured Debt - Bank Debt Term Loan	C+500, 0.75% Floor	1/14/2033	C$	4,652	$3,319	$3,246	(3)(10)(13)(15)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	1/14/2033	C$	124	83	78	(3)(10)(13)(15)(17)(19)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	1/14/2033	C$	74	49	46	(3)(10)(13)(15)(17)(19)
						3,451	3,370
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 1.00% Floor	4/1/2030		13,038	13,014	12,682	(8)(13)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(2)	(40)	(13)(16)(17)(19)
						13,012	12,642
One Call Medical
One Call Corporation (fka Opal Acquisition, Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.50% Floor	9/10/2030		15,893	15,682	15,722	(7)(13)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(12)	(10)	(13)(16)(17)(19)

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

15,670	15,712

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Tivity Health, Inc.
Tivity Health, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	6/28/2029	14,318	14,370	14,318	(6)
					14,370	14,318
			Total Health Care Providers & Services		$46,503	$46,042

Health Care Technology
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	9/15/2031	$20,333	$20,249	$20,053	(6)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	-	(5)	(16)	(7)(13)(16)(17)(19)
					20,244	20,037
Datavant
CT Technologies Intermediate Holdings (Topco), Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/2/2031	16,035	15,894	15,653	(6)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	1,591	1,573	1,532	(6)(7)(13)(16)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(18)	(7)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(10)	(15)	(13)(16)(17)(19)
					17,457	17,152
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/31/2032	11,372	11,322	11,066	(6)(13)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032	-	(7)	(45)	(13)(16)(17)(19)
					11,315	11,021
		Total Health Care Technology			$49,016	$48,210

Hotels, Restaurants & Leisure
Invited
Invited, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	6/9/2032	$6,247	$6,184	$6,183	(7)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	6/9/2032	-	(4)	(4)	(7)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	6/9/2032	-	(6)	(6)	(16)(17)(19)
			Total Hotels, Restaurants & Leisure		$6,174	$6,173

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+488, 1.00% Floor	3/20/2030	$11,892	$11,871	$11,835	(6)(13)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	-	(8)	(13)(16)(17)(19)
		Total Household Durables			$11,871	$11,827

Insurance
Higginbotham
HIG Intermediate, Inc.	Preferred Equity- Cumulative Preferred	N/A	N/A	15 Units	$15	$15
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.00% Floor	6/11/2031	1,055	1,055	1,045	(6)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	1,087	1,078	1,064	(6)(17)(19)
					2,148	2,124
ISC
IRIS Specialty Acquisition LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	11/20/2032	7,767	7,730	7,683	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	118	112	104	(7)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	262	256	249	(6)(7)(13)(17)(19)
					8,098	8,036
Keystone
Koala Investment Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.75% Floor	8/29/2032	8,000	7,927	7,871	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	-	(14)	(25)	(7)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	8/29/2032	363	357	352	(7)(13)(17)(19)
					8,270	8,198
Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	4/3/2030	10,695	10,696	10,606	(7)(13)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	-	-	(9)	(13)(16)(17)(19)
					10,696	10,597

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	10/31/2031	6,271	6,220	6,170	(6)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	1,045	1,034	1,023	(6)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	174	168	163	(6)(13)(17)(19)
					7,422	7,356
				Total Insurance	$36,634	$36,311

IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.50% Floor	9/29/2031	$14,404	$14,282	$13,961	(7)(13)
					14,282	13,961
Oracle Corp
Yucca Growth Infrastructure, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+300, 0.00% Floor	9/18/2026	525	520	520	(8)(9)
	First Lien Secured Debt - Delayed Draw	S+300, 0.00% Floor	9/18/2026	114	81	80	(6)(17)(19)
					601	600
				Total IT Services	$14,883	$14,561

Life Sciences Tools & Services
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/5/2032	$9,064	$8,987	$9,042	(6)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	1,356	1,345	1,353	(6)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/5/2032	341	331	338	(6)(13)(17)(19)
					10,663	10,733
Curia
Curia Global, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+300 Cash Plus 9.92% PIK, 0.00% Floor	12/6/2029	21,033	19,699	16,721	(7)(13)
	First Lien Secured Debt - Bank Debt Term Loan	S+625, 1.00% Floor	12/6/2029	441	385	440	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/6/2029	977	977	972	(7)(13)(17)(19)
Curia Receivables II SPV, LLC	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	1/29/2029	445	445	444	(7)(13)(17)(19)
					21,506	18,577
			Total Life Sciences Tools & Services		$32,169	$29,310

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Machinery
United Flow Technologies
Uft Buyer LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+225 Cash plus 2.75% PIK, 0.50% PIK	12/6/2032	$3,946	$3,849	$3,946	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/6/2032	341	326	341	(7)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	-	(5)	-	(13)(17)(19)
				Total Machinery	$4,170	$4,287

Media
Gannett
USA TODAY Co Inc (fka Gannett Co., Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.50% Floor	10/15/2029	$18,656	$18,449	$18,563	(4)(7)(13)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	355	342	349	(4)(7)(13)(15)(17)(19)
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	13	17	(13)(15)
				Total Media	$18,804	$18,929

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 1.00% Floor	6/27/2030	$13,207	$13,104	$13,123	(7)(13)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/27/2029	-	(6)	(5)	(13)(16)(17)(19)
					13,098	13,118
Suave
Silk Holdings III Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/3/2032	18,041	17,923	17,954	(6)(13)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	54	47	50	(6)(13)(17)(19)
					17,970	18,004
		Total Personal Care Products			$31,068	$31,122

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Pharmaceuticals
Catalent
Creek Parent, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	12/18/2031	$21,858	$21,522	$21,522	(6)(13)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031	-	(42)	(44)	(13)(16)(17)(19)
			Total Pharmaceuticals		$21,480	$21,478

Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 2.00% Floor	8/31/2028	$14,402	$14,351	$14,013	(7)(13)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 2.00% Floor	8/31/2028	1,229	1,220	1,184	(6)(13)
					15,571	15,197
Cumming Group
Chartwell Cumming Holding Corp
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 1.00% Floor	6/16/2033	1,501	1,471	1,471	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/16/2033	1,860	1,715	1,714	(7)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/16/2033	-	(11)	(11)	(13)(16)(17)(19)
					3,175	3,174
Kroll
Deerfield Dakota Holding, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+300 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	5,706	5,533	5,622	(7)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	193	188	185	(6)(17)(19)
					5,721	5,807
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/1/2031	7,943	7,844	7,848	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/1/2031	496	469	469	(7)(13)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+425, 0.75% Floor	9/1/2031	-	(6)	(6)	(7)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/1/2031	-	(11)	(11)	(13)(16)(17)(19)
					8,296	8,300

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Qualus
Qinetic, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	5/2/2033	7,159	7,089	7,088	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	5/2/2033	-	(20)	(20)	(7)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	5/2/2033	-	(10)	(10)	(13)(16)(17)(19)
					7,059	7,058
		Total Professional Services			$39,822	$39,536

Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+600, 0.75% Floor	3/19/2031	$1,078	$1,075	$1,017	(6)(13)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	2,449	2,444	2,311	(6)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	-	(1)	(39)	(13)(16)(17)(19)
					3,518	3,289
Clearwater Analytics Holdings Inc
Clearwater Analytics Holdings Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/27/2033	5,036	5,011	5,011	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/27/2033	-	(5)	(5)	(7)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/27/2033	-	(3)	(3)	(16)(17)(19)
					5,003	5,003
Databricks
Databricks, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.00% Floor	1/5/2032	16,748	16,842	16,727	(4)(6)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032	-	21	-	(4)(7)(17)(19)
					16,863	16,727

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Enverus
Edition Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	12/20/2032	13,505	13,446	13,349	(6)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032	-	(8)	(28)	(7)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/20/2032	38	34	26	(6)(13)(17)(19)
					13,472	13,347
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	7/2/2031	10,660	10,704	10,505	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	1,045	1,055	1,005	(7)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	-	(16)	(13)(16)(17)(19)
					11,759	11,494
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/30/2030	6,974	6,919	6,775	(7)(13)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(4)	(17)	(13)(16)(17)(19)
					6,915	6,758
Jeppesen
JEPPESEN HOLDINGS, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	11/1/2032	11,112	11,035	10,992	(7)(13)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(4)	(6)	(13)(16)(17)(19)
					11,031	10,986
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	6/3/2032	15,875	15,805	15,375	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/3/2032	192	178	91	(7)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	-	(9)	(66)	(13)(16)(17)(19)
					15,974	15,400
Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/17/2031	16,127	15,992	15,568	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(34)	(146)	(7)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(17)	(73)	(13)(16)(17)(19)
					15,941	15,349
			Total Software		$100,476	$98,353

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Technology Hardware, Storage & Peripherals
Valor 1
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Bank Debt Term Loan	10.00%	11/20/2030	$15,272	$15,134	$16,299	(4)(13)
VCI Intermediate Topco 1 LLC	Common Equity – Membership Interest	N/A	N/A	761 Units	761	722	(13)(15)
					15,895	17,021
Valor 2
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Bank Debt Term Loan	7.38%	2/18/2031	7,919	7,844	8,136	(4)(13)
VCI Intermediate TopCo 2 LLC	Common Equity – Membership Interest	N/A	N/A	1,085 Units	1,085	1,020	(13)(15)
					8,929	9,156
Valor 3
VCI Asset Holdings 3 LLC	First Lien Secured Debt - Bank Debt Term Loan	6.88%	4/24/2031	12,565	12,443	12,743	(4)(13)
VCI Intermediate TopCo 3 LLC	Common Equity – Membership Interest	N/A	N/A	29 Units	29	30	(13)(15)
					12,472	12,773
Service Express
Victors Purchaser, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.50% Floor	12/23/2032	19,273	19,259	19,126	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	-	(22)	(7)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	256	256	236	(6)(13)(17)(19)
					19,515	19,340
		Total Technology Hardware, Storage & Peripherals			$56,811	$58,290
Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/14/2032	$4,779	$4,758	$4,606	(7)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(4)	(37)	(7)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(4)	(34)	(13)(16)(17)(19)
		Total Transportation Infrastructure			$4,750	$4,535

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(20)	Fair Value(1)(2)(21)
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	5/13/2032	$3,562	$3,531	$3,584	(7)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(2)	-	(17)(19)
		Total Wireless Telecommunication Services			$3,529	$3,584

		Total Investments before Cash Equivalents			$699,873	$694,385
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	39,144	39,144	39,144	(18)

		Total Investments after Cash Equivalents			$739,017	$733,529

(1)
Apollo Credit Management, LLC, as "valuation designee" (the "Adviser") is responsible for determining fair value, subject to the oversight of the Board of the Company (the "Board") (see Note 2 to the consolidated financial statements).
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
(6)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(7)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2026 was 3.73%.
(8)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2026 was 3.85%.
(9)
The interest rate on these loans is subject to 12 months SOFR, which as of June 30, 2026 was 3.99%.
(10)
The interest rate on these loans is subject to 3 month Canadian Overnight Repo Rate Average (“CORRA”), which as of June 30, 2026 was 2.28%.
(11)
The interest rate on these loans is subject to 3 months Japan Tokyo Overnight Average Rate (“TONAR” or “I”), which as of June 30, 2026 was 0.98%.
(12)
The interest rate on these loans is subject to Prime Rate ("P"), which as of June 30, 2026 was 6.75%.
(13)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to our consolidated financial statements in this Quarterly Report on Form 10-Q for discussion of the exemptive order from the SEC).
(14)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, all of the Company's investments were non-controlled, non-affiliated.
(15)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2026, non-qualifying assets represented approximately 3.25% of the total assets of the Company.
(16)
The negative fair value is the result of the commitment being valued below par.
(17)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(18)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(19) As of June 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Advarra Holdings, Inc.	$1,166	$-	$1,166
Altern Marketing, LLC	194	-	194
Aryeh Bidco Investment Ltd.	1,485	(198)	1,287
AVSC Holding Corp.	2,118	(254)	1,864
Azurite Intermediate Holdings, Inc.	3,150	(2,449)	701
Cambrex Corp.	2,549	(1,697)	852
CCI Buyer, Inc.	210	-	210
Chartwell Cumming Holding Corp	7,850	(1,860)	5,990
Clearwater Analytics Holdings Inc	1,539	-	1,539
Creek Parent, Inc.	2,840	-	2,840
CT Technologies Intermediate Holdings (Topco), Inc.	4,318	(1,591)	2,727
Curia Global, Inc.	1,891	(977)	914
Curia Receivables II SPV, LLC	445	(445)	-
Databricks, Inc.	9,551	-	9,551
Deerfield Dakota Holding, LLC	526	(193)	333
Edition Holdings, Inc.	3,467	(38)	3,429
Elk Bidco, Inc	1,906	-	1,906
Everbridge Holdings, LLC	3,772	(1,045)	2,727
Evergreen IX Borrower 2023, LLC	581	-	581
Fire Flow Intermediate Corporation	8,474	(1,462)	7,012
Geotechnical Merger Sub, Inc.	3,944	(1,872)	2,072
Golden Hippo Pet, LLC	291	-	291
Goldeneye Parent, LLC	1,663	-	1,663
Higginbotham Insurance Agency, Inc.	2,416	(1,087)	1,329
Invited, Inc.	1,059	-	1,059
IRIS Specialty Acquisition LLC	2,461	(380)	2,081
Jensen Hughes, Inc	3,683	(496)	3,187
JEPPESEN HOLDINGS, LLC	576	-	576
Koala Investment Holdings, Inc.	2,228	(363)	1,865
Legends Hospitality Holding Company, LLC	2,127	(1,096)	1,031
LHS Borrower LLC	933	(243)	690
LIDO Purchaser, Inc	2,045	-	2,045
OMH-Healthedge Holdings, Inc.	1,441	-	1,441
One Call Corporation (fka Opal Acquisition, Inc.)	923	-	923
Parfums Holding Company, Inc.	853	-	853
Poly-Wood, LLC	1,793	-	1,793
Protein For Pets Opco, LLC	469	-	469
QBS Parent, Inc.	5,310	(192)	5,118
Qinetic, Inc.	3,068	-	3,068
Runway Bidco, LLC	6,347	-	6,347
Russell Investments US Institutional Holdco Inc	1,103	-	1,103
Saber Parent Holdings Corp	3,507	(970)	2,537
SG Acquisition, Inc.	1,133	-	1,133
Silk Holdings III Corp.	773	(54)	719
Spruce Bidco II Inc.	1,250	(486)	764
Thg Acquisition, LLC	2,118	(1,219)	899
TITAN BW BORROWER L.P.	2,367	(471)	1,896
Truck-Lite Co., LLC	4,884	(1,183)	3,701
Uft Buyer LLC	1,960	(341)	1,619
USA TODAY Co Inc (fka Gannett Co., Inc.)	1,253	(355)	898
Vantage Specialty Chemicals Holdings, Inc.	582	(160)	422
Victors Purchaser, LLC	5,464	(256)	5,208
Wealth Enhancement Group, LLC	21,382	(18,637)	2,745
Yucca Growth Infrastructure, LLC	3,534	(114)	3,420
Zeus Company LLC	817	(407)	410
Grand Total	$153,789	$(42,591)	$111,198

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(20) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$30,026	$-	$-	$30,026
Automobile Components	10,484	-	-	10,484
Building Products	11,578	-	-	11,578
Capital Markets	13,301	-	-	13,301
Chemicals	6,703	-	-	6,703
Commercial Services & Supplies	57,955	-	-	57,955
Construction & Engineering	25,234	-	-	25,234
Consumer Staples Distribution & Retail	23,611	-	-	23,611
Diversified Consumer Services	13,086	-	-	13,086
Financial Services	18,597	-	-	18,597
Health Care Equipment & Supplies	11,138	-	-	11,138
Health Care Providers & Services	46,503	-	-	46,503
Health Care Technology	49,016	-	-	49,016
Hotels, Restaurants & Leisure	6,174	-	-	6,174
Household Durables	11,871	-	-	11,871
Insurance	36,619	15	-	36,634
IT Services	14,883	-	-	14,883
Life Sciences Tools & Services	32,169	-	-	32,169
Machinery	4,170	-	-	4,170
Media	18,804	-	-	18,804
Personal Care Products	31,068	-	-	31,068
Pharmaceuticals	21,480	-	-	21,480
Professional Services	39,822	-	-	39,822
Software	100,476	-	-	100,476
Technology Hardware, Storage & Peripherals	54,936	-	1,875	56,811
Transportation Infrastructure	4,750	-	-	4,750
Wireless Telecommunication Services	3,529	-	-	3,529
Grand Total	$697,983	$15	$1,875	$699,873

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(21) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$30,194	$-	$-	$30,194
Automobile Components	10,489	-	-	10,489
Building Products	11,531	-	-	11,531
Capital Markets	13,464	-	-	13,464
Chemicals	6,297	-	-	6,297
Commercial Services & Supplies	58,411	-	-	58,411
Construction & Engineering	25,282	-	-	25,282
Consumer Staples Distribution & Retail	23,752	-	-	23,752
Diversified Consumer Services	13,439	-	-	13,439
Financial Services	18,255	-	-	18,255
Health Care Equipment & Supplies	10,723	-	-	10,723
Health Care Providers & Services	46,042	-	-	46,042
Health Care Technology	48,210	-	-	48,210
Hotels, Restaurants & Leisure	6,173	-	-	6,173
Household Durables	11,827	-	-	11,827
Insurance	36,296	15	-	36,311
IT Services	14,561	-	-	14,561
Life Sciences Tools & Services	29,310	-	-	29,310
Machinery	4,287	-	-	4,287
Media	18,929	-	-	18,929
Personal Care Products	31,122	-	-	31,122
Pharmaceuticals	21,478	-	-	21,478
Professional Services	39,536	-	-	39,536
Software	98,353	-	-	98,353
Technology Hardware, Storage & Peripherals	56,518	-	1,772	58,290
Transportation Infrastructure	4,535	-	-	4,535
Wireless Telecommunication Services	3,584	-	-	3,584
Grand Total	$692,598	$15	$1,772	$694,385

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2026
Aerospace & Defense	4.35%
Automobile Components	1.51%
Building Products	1.66%
Capital Markets	1.94%
Chemicals	0.91%
Commercial Services & Supplies	8.41%
Construction & Engineering	3.64%
Consumer Staples Distribution & Retail	3.42%
Diversified Consumer Services	1.94%
Financial Services	2.63%
Health Care Equipment & Supplies	1.54%
Health Care Providers & Services	6.63%
Health Care Technology	6.94%
Hotels, Restaurants & Leisure	0.89%
Household Durables	1.70%
Insurance	5.23%
IT Services	2.10%
Life Sciences Tools & Services	4.22%
Machinery	0.62%
Media	2.73%
Personal Care Products	4.48%
Pharmaceuticals	3.09%
Professional Services	5.69%
Software	14.16%
Technology Hardware, Storage & Peripherals	8.39%
Transportation Infrastructure	0.65%
Wireless Telecommunication Services	0.52%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of June 30, 2026
United States	99.69%
Canada	0.31%
Total	100.00%

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

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$9,110	$9,027	$9,110	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	-	(25)	-	(7)(11)(15)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	-	(12)	-	(7)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	68	58	68	(7)(11)(15)(17)
					9,048	9,178

Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+625 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	20,351	19,599	19,792	(7)(11)
					19,599	19,792
			Total Life Sciences Tools & Services		$28,647	$28,970

Machinery
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/6/2032	$3,884	$3,845	$3,845	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/6/2032	-	(14)	(14)	(7)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	-	(5)	(5)	(7)(11)(14)(15)(17)
			Total Machinery		$3,826	$3,826

Media
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	$19,221	$18,980	$19,101	(4)(7)(11)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	364	349	356	(4)(7)(11)(13)(15)(17)
					19,329	19,457

Gannett
USA TODAY Co Inc (fka Gannett Co., Inc.)	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	13	14	(11)(13)
					13	14
			Total Media		$19,342	$19,471

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

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Technology Hardware, Storage & Peripherals
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	10.00%	11/20/2030	$16,969	$16,802	$16,799	(11)
	Membership Interest - Membership Interest	N/A	N/A	760,892	761	761	(11)(13)
					17,563	17,560

Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/23/2032	19,273	19,258	19,225	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	-	(7)	(7)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	224	224	217	(7)(15)(17)
					19,482	19,435
		Total Technology Hardware, Storage & Peripherals			$37,045	$36,995

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	$4,803	$4,780	$4,839	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(5)	8	(7)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(4)	-	(7)(11)(15)(17)
					4,771	4,847

GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	7,744	7,676	7,725	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	1,405	1,380	1,398	(7)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	251	242	248	(7)(11)(15)(17)
					9,298	9,371
			Total Transportation Infrastructure		$14,069	$14,218

Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$3,580	$3,547	$3,589	(7)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(2)	-	(7)(15)(17)
		Total Wireless Telecommunication Services			$3,545	$3,589

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
(10)
The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
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

As of June 30, 2026, the Company's consolidated subsidiaries were AOP II Investment Holdings (UL DC), LLC, AOP II Origination Holdings (UL), LLC, AOP II (UL) Alpha SPV, LLC, AOP II (UL) Beta SPV, LLC, AOP II (UL) Gamma SPV, LLC, AOP II (UL) Lender, LLC, AOP II (UL) Delta SPV, LLC, AOP II (UL) Epsilon SPV LLC, AOP II (UL) Zeta SPV, LLC and AOP II (UL) Eta SPV, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2026 and December 31, 2025 were $40,757 and $30,506, respectively, of which $39,144 and $28,771, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of June 30, 2026 and December 31, 2025, the Company did not hold any derivative contracts.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2026 and December 31, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In November 2024, FASB issued Accounting Standard Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its year-end financial statements.

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

On August 6, 2026, the Advisory Agreement was renewed and continued for an additional one-year period. Unless earlier terminated as described below, the Advisory Agreement will remain in effect until August 6, 2027, and may be extended subject to required approvals. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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

For the three and six months ended June 30, 2026, the Company recognized management fees of $1,217 and $2,400, respectively. For the three and six months ended June 30, 2025, the Company recognized management fees of $966 and $1,568, respectively. As of June 30, 2026 and December 31, 2025, management fees payable were $1,216 and $1,147, respectively.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three and six months ended June 30, 2026, the Company received $63 and $142, respectively, in fee rebates from affiliates related to Capital Solution Services. For the three and six months ended June 30, 2025, the Company received $- and $149, respectively, in fee rebates from affiliates related to Capital Solution Services.

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

On August 6, 2026, the Board renewed the Administration Agreement. Unless earlier terminated, the Administration Agreement will remain in effect until August 6, 2027, and may be extended subject to required approvals.

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

As of June 30, 2026, the Company’s co-investment holdings were 83.87% of the portfolio or $582,399, measured at fair value. On a cost basis, 83.97% of the portfolio or $587,489 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 82.17% of the portfolio or $525,968, measured at fair value. On a cost basis, 82.28% of the portfolio or $525,428 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The table below shows the composition of our investment portfolio as of June 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$697,983	$692,598	$-	$72,816	$619,782
Preferred Equity	15	15	-	-	15
Common Equity	1,875	1,772	-	-	1,772
Total Investments	$699,873	$694,385	$-	$72,816	$621,569
Money Market Fund	39,144	39,144	39,144	-	-
Total Cash Equivalents	39,144	39,144	39,144	-	-
Total Investments after Cash Equivalents	$739,017	$733,529	$39,144	$72,816	$621,569

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$637,787	$639,300	$-	$56,301	$582,999
Preferred Equity	15	15	-	-	15
Common Equity	761	761	-	-	761
Total Investments	$638,563	$640,076	$-	$56,301	$583,775
Money Market Fund	28,771	28,771	28,771	-	-
Total Cash Equivalents	28,771	28,771	28,771	-	-
Total Investments after Cash Equivalents	$667,334	$668,847	$28,771	$56,301	$583,775

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2026	$599,800	$15	$1,864	$601,679
Net realized gains (losses)	151	-	-	151
Net change in unrealized gains (losses)	483	-	(121)	362
Net amortization on investments	229	-	-	229
Purchases, including capitalized PIK (1)	61,745	-	29	61,774
Sales (1)	(18,192)	-	-	(18,192)
Transfers out of Level 3 (3)	(24,434)	-	-	(24,434)
Transfers into Level 3 (3)	-	-	-	-
Fair value as of June 30, 2026	$619,782	$15	$1,772	$621,569

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$483	$-	$(121)	$362

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2025	$582,999	$15	$761	$583,775
Net realized gains (losses)	177	-	-	177
Net change in unrealized gains (losses)	(6,193)	-	(103)	(6,296)
Net amortization on investments	470	-	-	470
Purchases, including capitalized PIK (1)	91,680	-	1,114	92,794
Sales (1)	(24,917)	-	-	(24,917)
Transfers out of Level 3 (3)	(24,434)	-	-	(24,434)
Transfers into Level 3 (3)	-	-	-	-
Fair value as of June 30, 2026	$619,782	$15	$1,772	$621,569

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(6,193)	$-	$(103)	$(6,296)

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

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2025	$420,108	$15	$-	$420,123
Net realized gains (losses)	527	-	-	527
Net change in unrealized gains (losses)	(251)	-	-	(251)
Net amortization on investments	355	-	-	355
Purchases, including capitalized PIK (1)	28,459	-	-	28,459
Sales (1)	(3,763)	-	-	(3,763)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of June 30, 2025	$445,435	$15	$-	$445,450

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(251)	$-	$-	$(251)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2024	$-	$-	$-	$-
Net realized gains (losses)	564	-	-	564
Net change in unrealized gains (losses)	(135)	-	-	(135)
Net amortization on investments	364	-	-	364
Purchases, including capitalized PIK (1)	452,046	15	-	452,061
Sales (1)	(7,404)	-	-	(7,404)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of June 30, 2025	$445,435	$15	$-	$445,450

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(135)	$-	$-	$(135)

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$28,521	Transactional Value	Cost	N/A	-	N/A	N/A
	574,540	Yield Analysis	Discount Rate	7.4%	-	15.2%	9.5%
	16,721	Asset Recoverability	Recoverability %	79.5%	-	79.5%	79.5%
Preferred Equity	15	Yield Analysis	Discount Rate	11.6%	-	11.6%	11.6%
Common Equity	1,772	Yield Analysis	Discount Rate	15.1%	-	18.9%	16.5%
Total Level 3 Investments	$621,569

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

Investment Transactions

For the three and six months ended June 30, 2026 purchases of investments on a trade date basis were $73,308 and $103,807, respectively.

For the three and six months ended June 30, 2025, purchases of investments on a trade date basis were $29,297 and $509,919, respectively

For the three and six months ended June 30, 2026, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $21,690 and $45,124, respectively.

For the three and six months ended June 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $5,162 and $10,303, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three and six months ended June 30, 2026, PIK income earned was $912 and $1,494, respectively. For the three and six months ended June 30, 2025, PIK income earned was $272 and $348, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$1,661	$43	$1,140	$-
PIK income capitalized	905	258	1,426	301
Adjustments due to investments exited or written off	-	-	-	-
PIK income received in cash	-	-	-	-
PIK balance at end of period	$2,566	$301	$2,566	$301

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

The following table presents the number of Common Shares issued during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
Proceeds from shares sold	1,146,789	$30,000	1,726,835	$45,000
Total	$1,146,789	$30,000	1,726,835	$45,000

The following table presents the number of Common Shares issued during the three months ended June 30, 2025 and the period between January 24, 2025 and June 30, 2025:

	Three Months Ended June 30, 2025		For the period between January 24 and June 30, 2025
	Shares	Amount	Shares	Amount
Proceeds from shares sold	-	$-	20,004,751	$500,755
Total	-	$-	20,004,751	$500,755

As of June 30, 2026 and December 31, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	June 30, 2026			December 31, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$258,000	32%	$800,000	$213,000	27%

(1)
The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such subscriber’s capital commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

The Company did not declare any distributions during the six months ended June 30, 2026 and 2025.

Note 6. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2026	December 31, 2025
Unfunded revolver obligations and backstop commitments (1)	$68,930	$56,612
Unfunded delayed draw loan commitments (2)	67,683	63,496
Total Unfunded Commitments (3)	$136,613	$120,108

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2026 and December 31, 2025, the backstop commitment included in the balance was $25,415 and $14,237, respectively.
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

Note 7. Financial Highlights

The following table presents the Company's financial highlights for the six months ended June 30, 2026 and the period between January 24, 2025 and June 30, 2025:

	Six Months Ended June 30, 2026	For the period between January 24 and June 30, 2025 (2)
Per Share Data*
Net asset value at beginning of period	$25.55	$-
Net investment income (1)	0.93	0.98
Net realized and change in unrealized gains (losses) (1)	(0.22)	0.03
Net increase in net assets resulting from operations	0.71	1.01
Net increase (decrease) in net assets relating to capital share transactions (5)	(0.01)	25.00
Net asset value at end of period	$26.25	$26.01

Total return (3)	2.74%	4.03%
Shares outstanding at end of period	28,069,111	20,004,751
Weighted average shares outstanding (1)	26,716,709	19,452,999

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$736,876	$520,267
Annualized ratio of total expenses to average net assets (4)	1.13%	1.51%
Annualized ratio of net investment income to average net assets (4)	7.10%	12.30%
Portfolio turnover rate	6.88%	2.24%

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the activity and weighted average number of shares outstanding for the period presented.
(2)
Amounts have been derived based on the activity and the weighted average number of shares outstanding started on January 24, 2025.
(3)
For the period between January 24, 2025 and June 30, 2025, total return is calculated as the change in NAV per share divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at the commencement of investment operations). Total return is not annualized.
(4)
For the six months ended June 30, 2026 and the period between January 24, 2025 and June 30, 2025, amounts are annualized except for organizational costs.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (UL) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (UL) Capital Trust and subsidiaries (the "Company") as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, the financial highlights for the six-month period ended June 30, 2026 and for the period from January 24, 2025 through June 30, 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and financial highlights for the period from January 24, 2025 through December 31, 2025 (not presented herein); and in our report dated March 12, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

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

August 12, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The six months ended June 30, 2026 represents the period from January 1, 2026 to June 30, 2026. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

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

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 18,310,208 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025, we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. In addition, on March 6, 2025, March 24, 2025, August 6, 2025, September 11, 2025, November 21, 2025, December 19, 2025, March 20, 2026 and June 24, 2026, the Company issued and sold 711,181 Shares, 983,362 Shares, 570,342 Shares, 1,508,865 Shares, 1,114,827 Shares, 3,143,491 Shares, 580,046 Shares and 1,146,789 Shares, respectively, and received payments of $18 million, $25 million, $15 million, $40 million, $30 million, $85 million, $15 million and $30 million, respectively, as payment for such Shares pursuant to drawdown notices issued to investors.

All dollar amounts in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" are in thousands, unless otherwise noted.

Investments

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company expects to invest, directly or indirectly, globally across private credit opportunities, primarily investing in certain originated, secured loans or similar financial instruments, including bonds, debentures and other debt securities, made to or issued by corporate borrowers and issuers that generally generate on an annual basis $100 million or greater in earnings before interest, taxes, depreciation and amortization, and, to the extent applicable, equity-kickers or similar financial instruments issued, received or otherwise purchased in connection with such investment opportunities. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of our assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Apollo funds. From time to time, we may co-invest with other Apollo funds.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Investments made in portfolio companies	$73,308	$29,297	$103,807	$509,919
Investments sold	(21,690)	(5,162)	(45,124)	(10,303)
Net investment activity	$51,618	$24,135	$58,683	$499,616

Portfolio companies, at beginning of period	60	43	57	-
Number of investments in new portfolio companies	11	2	17	46
Number of exited companies	(3)	-	(6)	(1)
Portfolio companies at end of period	68	45	68	45

Number of investments in existing portfolio companies	68	45	68	45

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.0%	100.0%
Weighted average yields, at amortized cost (1):
First lien secured debt	9.5%	8.7%
Total portfolio	9.6%	8.7%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$37,194	$22,338
Floating rate amount (in thousands)	$655,404	$616,962
Fixed rate, as percentage of total	5.4%	3.5%
Floating rate, as percentage of total	94.6%	96.5%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$35,433	$21,465
Floating rate amount (in thousands)	$662,550	$616,322
Fixed rate, as percentage of total	5.1%	3.4%
Floating rate, as percentage of total	94.9%	96.6%
(1)
An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Total Investment Income	$14,652	$12,488	$28,655	$21,754
Total Expenses	(1,945)	(1,641)	(3,923)	(2,647)
Net Investment Income (loss)	12,707	10,847	24,732	19,107
Net realized gains (losses)	1,057	546	1,166	605
Net change in unrealized gains (losses)	53	(133)	(6,966)	(109)
Net realized and change in unrealized gains (losses)	$1,110	$413	$(5,800)	$496
Net increase (decrease) in net assets resulting from operations	$13,817	$11,260	$18,932	$19,603

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Interest income	$13,101	$11,757	$26,124	$20,564
PIK interest income	912	272	1,494	348
Dividend income	434	212	742	438
Other income	205	247	295	404
Total investment income	$14,652	$12,488	$28,655	$21,754

* Totals may not foot due to rounding.

For the three months ended June 30, 2026, total investment income increased to $14,652, from $12,488 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $694,385 as of June 30, 2026 and $499,809 at June 30, 2025. For the three months ended June 30, 2026 and 2025, PIK income represented 6.2% and 2.2% of total investment income, respectively.

For the six months ended June 30, 2026, total investment income increased to $28,655, from $21,754 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $694,385 as of June 30, 2026 and $499,809 at June 30, 2025. For the six months ended June 30, 2026 and 2025, PIK income represented 5.2% and 1.6% of total investment income, respectively. Additionally, our weighted average yield on debt increased to 9.5% as of June 30, 2026 from 9.2% for the same period in the prior year.

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

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Management fees	$1,217	$966	$2,400	$1,568
Administration fees	164	162	342	286
Trustee fees	40	16	79	68
Other general and administrative expenses	524	450	1,102	618
Organizational fees	-	47	-	107
Total expenses	$1,945	$1,641	$3,923	$2,647

* Totals may not foot due to rounding.

For the three months ended June 30, 2026 and 2025, net expenses were $1.9 million and $1.6 million, respectively. For the six months ended June 30, 2026 and 2025, net expenses were $3.9 million and $2.6 million, respectively. The increase in expenses compared to the prior period was primarily attributable to management fees, which increased due to an increase in average net assets.

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three and six months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$1,057	$546	$1,205	$619
Foreign currency transactions	-	-	(39)	(14)
Net realized gains (losses)	$1,057	$546	$1,166	$605

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2026, we generated total net realized gains of $1,057 and $1,166, respectively, driven by net realized gains of $1,057 and $1,205, respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments, and net realized losses of $- and $(39), respectively, for the three and six months ended June 30, 2026, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

For the three and six months ended June 30, 2025, we generated total net realized gains of $546 and $605, respectively, driven by net realized gains of $546 and $619, respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $- and $(14), respectively, for the three and six months ended June 30, 2025, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and six months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$53	$(153)	$(7,001)	$(129)
Foreign currency translations	-	20	35	20
Net unrealized gains (losses)	$53	$(133)	$(6,966)	$(109)

*Totals may not foot due to rounding.

For the three and six months ended June 30, 2026, we recognized gross unrealized gains of $1,379 and $3,498, respectively, and gross unrealized (losses) of $(1,327) and $(10,465), respectively, resulting in net change in unrealized gains (losses) of $53 and $(6,966), respectively. The fair value of our debt investments as a percentage of principal as of June 30, 2026 was 97.8%.

For the three and six months ended June 30, 2025, we recognized gross unrealized gains of $458 and $592, respectively, and gross unrealized (losses) of $(591) and $(701), respectively, resulting in net change in unrealized (losses) of $(133) and $(109), respectively. The fair value of our debt investments as a percentage of principal as of June 30, 2025 was 99.7%.

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

PIK Income

For the three and six months ended June 30, 2026, PIK income totaled $912 and $1,494, respectively, on total investment income of $14,652 and $28,655, respectively. For the three and six months ended June 30, 2025, PIK income totaled $272 and $348, respectively, on total investment income of $12,488 and $21,754, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on the Company’s PIK income.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the six months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined by our Adviser, subject to the oversight of the Board. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the six months ended June 30, 2026, for more information relating to our investment valuation.

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

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio as of June 30, 2026, assuming no changes in our investment structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$14.0	$0.5
Up 150 basis points	10.5	0.4
Up 100 basis points	7.0	0.2
Up 50 basis points	3.5	0.1
Down 50 basis points	(3.5)	(0.1)
Down 100 basis points	(7.0)	(0.2)
Down 150 basis points	(10.5)	(0.4)
Down 200 basis points	(13.9)	(0.5)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on June 26, 2026 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

* Filed herewith.

(1)
Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10, filed on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO ORIGINATION II (UL) CAPITAL TRUST

Date: August 12, 2026	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)