Form 10-Q
period 2026-09-30
Apollo Origination II (UL) Capital Trust
filed 2026-11-10
CIK 2052153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-56723

Apollo Origination II (UL) Capital Trust

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-6481177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57 Street New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of November 10, 2026, the registrant had 28,069,111 common shares of beneficial interest, $0.001 par value per share, outstanding.

Apollo Origination II (UL) Capital Trust

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” or “our” refer to Apollo Origination II (UL) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $685,647 and $638,563 at September 30, 2026 and December 31, 2025, respectively)	$681,142	$640,076
Cash and cash equivalents	27,289	30,506
Due from counterparties	1,536	198
Interest receivable	4,578	3,993
Other assets	308	11
Total Assets	$714,853	$674,784

Liabilities
Payable for investments purchased	$7	$-
Administration fees payable	480	409
Accrued organizational costs	11	11
Management fees payable	1,319	1,147
Other liabilities and accrued expenses	301	273
Total Liabilities	$2,118	$1,840
Commitments and contingencies (Note 6)
Total Net Assets	$712,735	$672,944

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 28,069,111 and 26,342,276 shares issued and outstanding, respectively)	$28	$26
Capital in excess of par value	715,727	670,729
Accumulated distributed earnings (losses)	(3,020)	2,189
Total Net Assets	$712,735	$672,944

Net Asset Value Per Share	$25.39	$25.55

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$14,603	$12,074	$40,727	$32,638
PIK interest income	981	393	2,475	741
Dividend income	518	122	1,260	560
Other income	117	99	412	503
Total Investment Income	$16,219	$12,688	$44,874	$34,442
Expenses
Management fees	$1,308	$1,009	$3,708	$2,577
Administration fees	171	170	513	456
Trustee fees	39	40	118	108
Other general and administrative expenses	569	578	1,671	1,196
Organizational fees	-	130	-	237
Total Expenses	2,087	1,927	6,010	4,574
Net Investment Income/(Loss)	$14,132	$10,761	$38,864	$29,868
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(306)	$(91)	$899	$528
Foreign currency transactions	(66)	-	(105)	(14)
Net realized gains (losses)	(372)	(91)	794	514
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	983	2,408	(6,018)	2,279
Foreign currency translations	-	(7)	35	13
Net change in unrealized gains (losses)	983	2,401	(5,983)	2,292
Net Realized and Change in Unrealized Gains (Losses)	$611	$2,310	$(5,189)	$2,806
Net Increase (Decrease) in Net Assets Resulting from Operations	$14,743	$13,071	$33,675	$32,674

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations
Net investment income/(loss)	$14,132	$10,761	$38,864	$29,868
Net realized gains (losses)	(372)	(91)	794	514
Net change in unrealized gains (losses)	983	2,401	(5,983)	2,292
Net Increase (Decrease) in Net Assets Resulting from Operations	$14,743	$13,071	$33,675	$32,674

Distributions to Shareholders
Distribution of net investment income	$(38,884)	$-	$(38,884)	$-
Net Increase (Decrease) in Net Assets Resulting from Distributions to Shareholders	$(38,884)	$-	$(38,884)	$-

Capital Share Transactions
Net proceeds from the issuance of common shares	$-	$55,000	$45,000	$555,755
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$-	$55,000	$45,000	$555,755

Net Assets
Net increase (decrease) in net assets during the period	$(24,141)	$68,071	$39,791	$588,429
Net assets at beginning of period	736,876	520,267	672,944	(91)
Net Assets at End of Period	$712,735	$588,338	$712,735	$588,338

Capital Share Activity
Shares issued during the period	-	2,079,207	1,726,835	22,083,958
Shares extinguished during the period	-	-	-	(60)
Shares issued and outstanding at beginning of period	28,069,111	20,004,751	26,342,276	60
Shares Issued and Outstanding at End of Period	28,069,111	22,083,958	28,069,111	22,083,958

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$33,675	$32,674
Net realized (gains) losses	(794)	(514)
Net change in unrealized (gains) losses	5,983	(2,292)
PIK interest capitalized	(2,369)	(665)
Purchase of investments	(124,895)	(584,188)
Proceeds from sale of investments and principal repayments	81,009	43,353
Changes in operating assets and liabilities:
Decrease (increase) in due from counterparties	(1,338)	(483)
Decrease (increase) in receivable for investments sold	-	(3,267)
Decrease (increase) in interest receivable	(585)	(3,232)
Decrease (increase) in other assets	(297)	(33)
Increase (decrease) in administration fees payable	71	306
Increase (decrease) in management fees payable	172	1,009
Increase (decrease) in payable for investments purchased	7	753
Increase (decrease) in professional fees payable	-	(65)
Increase (decrease) in accrued organizational costs	-	(7)
Increase (decrease) in other liabilities and accrued expenses	28	280
Net Cash (Used in)/Provided by Operating Activities	$(9,333)	$(516,371)

Financing Activities
Proceeds from extinguishment of common shares	-	2
Proceeds from issuance of common shares	45,000	555,755
Distributions paid	(38,884)	-
Net Cash (Used in)/Provided by Financing Activities	$6,116	$555,757

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	(3,217)	39,386
Cash, cash equivalents at beginning of period	30,506	2
Cash, Cash Equivalents at the End of Period	$27,289	$39,388

Non-Cash Activity
PIK interest income	2,475	741

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

me

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	10/4/2032	$20,251	$20,328	$20,453	(7)(10)
					20,328	20,453
Triumph
TITAN BW BORROWER L.P.
	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.44% PIK, 0.50% Floor	7/24/2032	9,549	9,181	9,554	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	7/24/2032	470	464	471	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(13)	1	(10)(14)(16)
					9,632	10,026
		Total Aerospace & Defense			$29,960	$30,479

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	2/13/2032	$9,346	$9,328	$9,308	(7)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	-	(15)	(6)	(7)(13)(14)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	1,180	1,149	1,168	(7)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	-	(2)	(4)	(13)(14)(16)
		Total Automobile Components			$10,460	$10,466

Building Products
Leaf Home
LHS Borrower LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	9/4/2031	$11,458	$11,310	$10,908	(6)(10)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	243	231	187	(6)(10)(14)(16)
			Total Building Products		$11,541	$11,095

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Capital Markets
Russell
Russell Investments US Institutional Holdco Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+500 Cash plus 1.25% PIK, 2.00% Floor	12/29/2032	$13,609	$13,324	$14,153	(7)(10)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	-	(15)	-	(10)(14)(16)
			Total Capital Markets		$13,309	$14,153

Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+400 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	$6,845	$6,555	$6,311	(7)(10)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	185	175	140	(7)(10)(14)(16)
			Total Chemicals		$6,730	$6,451

Commercial Services & Supplies
Stamps.com
Auctane, Inc. (fka Stamps.com Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.75% Floor	6/1/2033	$6,429	$6,335	$6,332	(7)
					6,335	6,332
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	12/5/2031	19,501	19,185	19,469	(6)(10)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	839	811	835	(6)(10)(14)(16)
					19,996	20,304
Champions Group
LIDO Purchaser, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	4/4/2033	7,159	7,125	7,123	(6)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	4/4/2033	-	(10)	(10)	(7)(10)(13)(14)(16)
					7,115	7,113

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
R.R. Donnelley
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	8/8/2029	15,871	15,568	15,738	(6)(10)
					15,568	15,738
Service Logic
Saber Parent Holdings Corp
	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	8,620	8,440	8,576	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	1,060	1,049	1,054	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.00% Floor	12/16/2032	-	(6)	-	(10)(14)(16)
					9,483	9,630
Unitex
Ultra Bidco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	8/31/2033	7,859	7,781	7,780	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/31/2033	-	(5)	(5)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/31/2033	-	(10)	(10)	(10)(13)(14)(16)
					7,766	7,765
		Total Commercial Services & Supplies			$66,263	$66,882

Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	7/10/2031	$14,355	$14,298	$14,059	(7)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/10/2031	1,458	1,435	1,406	(6)(14)(16)
					15,733	15,465

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	10/15/2031	7,744	7,683	7,686	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	1,685	1,663	1,663	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	251	243	243	(7)(10)(14)(16)
					9,589	9,592
		Total Construction & Engineering			$25,322	$25,057

Consumer Staples Distribution & Retail
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	$513	$507	$510	(6)(10)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(3)	(2)	(10)(13)(14)(16)
Golden Hippo Pet, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	5,815	5,738	5,762	(6)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 2.00% Floor	2/5/2031	1,041	1,027	1,029	(6)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(4)	(3)	(13)(14)(16)
					7,265	7,296
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 1.00% Floor	9/20/2030	4,398	4,340	4,346	(6)(10)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	-	(6)	(5)	(10)(13)(14)(16)
					4,334	4,341
Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.00% Floor	11/4/2031	12,058	11,912	12,059	(7)(10)
					11,912	12,059
	Total Consumer Staples Distribution & Retail				$23,511	$23,696

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date		Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Diversified Consumer Services
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031		$12,566	$11,997	$12,498	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031		704	698	700	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030		355	344	348	(6)(10)(14)(16)
		Total Diversified Consumer Services				$13,039	$13,546

Financial Services
Wealth Enhancement Group
Wealth Enhancement Group, LLC
	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028		$20,825	$20,789	$20,581	(7)(14)(16)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	10/2/2028		-	-	(6)	(13)(14)(16)
			Total Financial Services			$20,789	$20,575

Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Bank Debt Term Loan	T+500, 0.75% Floor	1/30/2032		¥106,016	$675	$672	(3)(9)(10)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	1/30/2032		5,476	5,408	5,458	(7)(10)
	First Lien Secured Debt - Bank Debt Term Loan	C+475, 0.75% Floor	1/30/2032	C$	991	674	696	(3)(8)(10)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		347	333	343	(7)(10)(14)(16)
						7,090	7,169
Zeus
Zeus Company LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+540, 0.75% Floor	2/28/2031		3,501	3,479	3,169	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+540, 0.75% Floor	2/28/2031		324	326	293	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	2/28/2030		82	82	35	(7)(10)(14)(16)
						3,887	3,497
	Total Health Care Equipment & Supplies					$10,977	$10,666

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date		Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Health Care Providers & Services
Dental Corp
Aryeh Bidco Investment Ltd.
	First Lien Secured Debt - Bank Debt Term Loan	C+500, 0.75% Floor	1/14/2033	C$	4,652	$3,320	$3,241	(3)(8)(10)(12)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	1/14/2033	C$	582	413	406	(3)(8)(10)(12)(14)(16)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	1/14/2033	C$	74	49	49	(3)(8)(10)(12)(14)(16)
						3,782	3,696
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 1.00% Floor	4/1/2030		13,005	12,983	12,749	(7)(10)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(2)	(29)	(10)(13)(14)(16)
						12,981	12,720
One Call Medical
One Call Corporation (fka Opal Acquisition, Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.50% Floor	9/10/2030		15,843	15,643	15,769	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(11)	(4)	(10)(13)(14)(16)
						15,632	15,765
Tivity Health, Inc.
Tivity Health, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	6/28/2029		14,282	14,329	14,282	(6)
						14,329	14,282
	Total Health Care Providers & Services					$46,724	$46,463

Health Care Technology
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	9/15/2031		$20,281	$20,200	$20,150	(6)(10)
						20,200	20,150

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Datavant
CT Technologies Intermediate Holdings (Topco), Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/2/2031	15,995	15,858	15,561	(6)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	-	-	(10)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(21)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	1,587	1,570	1,530	(6)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(9)	(19)	(10)(13)(14)(16)
					17,419	17,041
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/31/2032	11,343	11,296	11,203	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032	-	(7)	(20)	(10)(13)(14)(16)
					11,289	11,183
		Total Health Care Technology			$48,908	$48,374

Hotels, Restaurants & Leisure
Invited
Invited, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	6/9/2032	$6,231	$6,171	$6,209	(6)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	6/9/2032	-	(4)	(2)	(7)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	6/9/2032	-	(6)	(2)	(13)(14)(16)
		Total Hotels, Restaurants & Leisure			$6,161	$6,205

Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+488, 1.00% Floor	3/20/2030	$11,861	$11,842	$11,810	(6)(10)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	-	(8)	(10)(13)(14)(16)
		Total Household Durables			$11,842	$11,802

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Insurance
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	15 Units	$15	$15
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.00% Floor	6/11/2031	$1,052	1,052	1,047	(6)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	1,085	1,076	1,073	(6)(14)(16)
					2,143	2,135
ISC
IRIS Specialty Acquisition LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	11/20/2032	7,767	7,731	7,687	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	118	112	104	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	262	257	250	(6)(10)(14)(16)
					8,100	8,041
Keystone
Koala Investment Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.75% Floor	8/29/2032	8,000	7,929	7,934	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+425, 0.75% Floor	8/29/2032	637	624	625	(6)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	8/29/2032	-	(6)	(6)	(10)(13)(14)(16)
					8,547	8,553
Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	4/3/2030	10,501	10,502	10,442	(7)(10)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	-	-	(6)	(10)(13)(14)(16)
					10,502	10,436
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	10/31/2031	6,255	6,205	6,143	(6)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	1,196	1,185	1,170	(6)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	271	266	258	(6)(10)(14)(16)
					7,656	7,571
			Total Insurance		$36,948	$36,736

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.50% Floor	9/29/2031	$14,367	$14,250	$14,152	(7)(10)
			Total IT Services		$14,250	$14,152

Life Sciences Tools & Services
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/5/2032	$9,041	$8,967	$9,084	(6)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	1,353	1,342	1,359	(6)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/5/2032	307	297	307	(6)(10)(14)(16)
					10,606	10,750
Curia
Curia Global, Inc.	First Lien Secured Debt - Bank Debt Term Loan	12.11% PIK	12/6/2029	81	77	81	(7)(10)
	First Lien Secured Debt - Bank Debt Term Loan	11.90% PIK	12/6/2029	325	308	324	(7)(10)
	First Lien Secured Debt - Bank Debt Term Loan	10.01% PIK	12/6/2029	21,578	19,790	14,740	(7)(10)
	First Lien Secured Debt - Bank Debt Term Loan	S+625, 1.00% Floor	12/6/2029	1,980	1,892	1,976	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/6/2029	421	421	418	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+425, 0.00% Floor	9/6/2029	-	(817)	(481)	(10)(13)(14)(16)
Curia Receivables II SPV, LLC	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	1/29/2029	445	445	444	(6)(10)(14)(16)
					22,116	17,502
		Total Life Sciences Tools & Services			$32,722	$28,252

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Machinery
United Flow Technologies
Uft Buyer LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+213 Cash Plus 2.63% PIK, 0.50% Floor	12/6/2032	$3,974	$3,852	$3,974	(7)(10)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	12/6/2032	1,429	1,412	1,429	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	12/6/2032	778	778	778	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	-	(5)	-	(10)(14)(16)
		Total Machinery			$6,037	$6,181

Media
Gannett
USA TODAY Co Inc (fka Gannett Co., Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.50% Floor	10/15/2029	$18,199	$18,012	$18,108	(4)(7)(10)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	347	343	345	(4)(7)(10)(12)(14)(16)
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	12	15	(10)(12)
				Total Media	$18,367	$18,468

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 1.00% Floor	6/27/2030	$13,207	$13,081	$13,151	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/27/2029	-	(8)	(4)	(10)(13)(14)(16)
					13,073	13,147
Suave
Silk Holdings III Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/3/2032	10,028	9,936	10,010	(6)(10)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/3/2032	7,900	7,877	7,886	(7)(10)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	-	(7)	(1)	(10)(13)(14)(16)
					17,806	17,895
		Total Personal Care Products			$30,879	$31,042

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 2.00% Floor	8/31/2028	$1,226	$1,218	$1,182	(7)(10)
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 2.00% Floor	8/31/2028	14,365	14,320	13,976	(7)(10)
					15,538	15,158
Cumming Group
Chartwell Cumming Holding Corp
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 1.00% Floor	6/16/2033	1,497	1,468	1,479	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/16/2033	1,856	1,715	1,767	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/16/2033	-	(11)	(7)	(10)(13)(14)(16)
					3,172	3,239
Kroll
Deerfield Dakota Holding, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+300 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	5,732	5,525	5,674	(7)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	184	180	179	(6)(14)(16)
					5,705	5,853
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/1/2031	7,923	7,828	7,923	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/1/2031	494	463	494	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/1/2031	-	(10)	-	(10)(14)(16)
					8,281	8,417
Qualus
Qinetic, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	5/2/2033	7,159	7,090	7,095	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	5/2/2033	-	(19)	(19)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	5/2/2033	-	(10)	(10)	(10)(13)(14)(16)
					7,061	7,066
		Total Professional Services			$39,757	$39,733

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+600, 0.75% Floor	3/19/2031	$897	$895	$847	(6)(10)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	2,038	2,034	1,924	(6)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	3/19/2031	-	(1)	(33)	(10)(13)(14)(16)
					2,928	2,738
Clearwater Analytics Holdings Inc
Clearwater Analytics Holdings Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/27/2033	5,036	5,012	5,012	(6)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/27/2033	-	(4)	(4)	(7)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/27/2033	-	(3)	(3)	(13)(14)(16)
					5,005	5,005
Databricks
Databricks, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.00% Floor	1/5/2032	16,748	16,839	16,762	(4)(6)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032	-	6	18	(4)(7)(14)(16)
					16,845	16,780
Enverus
Edition Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	12/20/2032	13,901	13,844	13,901	(6)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032	-	(8)	-	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+253, 0.75% Floor	12/20/2032	-	(3)	-	(10)(13)(14)(16)
					13,833	13,901
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	7/2/2031	8,608	8,642	8,253	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	844	847	809	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	-	(36)	(10)(13)(14)(16)
					9,489	9,026

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/30/2030	6,956	6,904	6,770	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(4)	(16)	(10)(13)(14)(16)
					6,900	6,754
Jeppesen
JEPPESEN HOLDINGS, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	11/1/2032	11,112	11,037	10,998	(7)(10)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(4)	(6)	(10)(13)(14)(16)
					11,033	10,992
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	6/3/2032	15,835	15,767	15,338	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/3/2032	191	178	91	(7)(10)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	-	(9)	(66)	(10)(13)(14)(16)
					15,936	15,363
Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/17/2031	16,086	15,957	15,717	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(32)	(97)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(16)	(48)	(10)(13)(14)(16)
					15,909	15,572
			Total Software		$97,878	$96,131

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Technology Hardware, Storage & Peripherals
Service Express
PPT Purchaser LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.50% Floor	12/23/2032	$19,273	$19,259	$19,205	(7)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	-	(10)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	12/23/2032	243	243	234	(6)(10)(14)(16)
					19,502	19,429
Valor 1
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Bank Debt Term Loan	10.00%	11/20/2030	14,423	14,299	15,243	(10)
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	N/A	N/A	761 Units	761	966	(10)(12)
					15,060	16,209
Valor 2
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Bank Debt Term Loan	7.37%	2/18/2031	7,578	7,510	7,686	(10)
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	N/A	N/A	1,085 Units	1,085	1,562	(10)(12)
					8,595	9,248
Valor 3
VCI Asset Holdings 3 LLC	First Lien Secured Debt - Bank Debt Term Loan	6.88%	4/24/2031	11,937	11,827	11,876	(10)
VCI Intermediate TopCo 3 LLC	Common Equity - Membership Interest	N/A	N/A	29 Units	29	43	(10)(12)
					11,856	11,919
	Total Technology Hardware, Storage & Peripherals				$55,013	$56,805

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/14/2032	$4,767	$4,747	$4,332	(6)(10)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(4)	(91)	(7)(10)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(4)	(84)	(10)(13)(14)(16)
		Total Transportation Infrastructure			$4,739	$4,157

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(5)	Maturity Date	Par/Shares/Units(3)	Cost(17)	Fair Value(1)(2)(18)
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	5/13/2032	$3,553	$3,523	$3,575	(7)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(2)	-	(14)(16)
	Total Wireless Telecommunication Services				$3,521	$3,575

		Total Investments before Cash Equivalents			$685,647	$681,142
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional		3.78%	N/A	26,475	$26,475	$26,475	(15)

		Total Investments after Cash Equivalents			$712,122	$707,617

(1)
Fair value is determined in good faith by the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See footnote (16) in the Consolidated Schedule of Investments and Note 6 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
(5)
Unless otherwise indicated, loan contains a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime Rate on select contracts and switch to an alternative base rate contract in the future.
(6)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(7)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2026 was 4.08%.
(8)
The interest rate on these loans is subject to 3 month Canadian Overnight Repo Rate Average (“CORRA”), which as of September 30, 2026 was 2.43%.
(9)
The interest rate on these loans is subject to 3 months Japan Tokyo Overnight Average Rate (“TONAR” or “I”), which as of September 30, 2026 was 1.23%.
(10)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to our consolidated financial statements in this Quarterly Report on Form 10-Q for discussion of the exemptive order from the SEC).
(11)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, all of the Company's investments were non-controlled, non-affiliated.
(12)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2026, non-qualifying assets represented approximately 3.46% of the total assets of the Company.
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

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(16) As of September 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Altern Marketing, LLC	$194	$-	$194
Aryeh Bidco Investment Ltd.	1,485	(656)	829
AVSC Holding Corp.	2,118	(839)	1,279
Azurite Intermediate Holdings, Inc.	2,623	(2,038)	585
Cambrex Corp.	2,546	(1,660)	886
CCI Buyer, Inc.	210	-	210
Chartwell Cumming Holding Corp	7,845	(1,856)	5,989
Clearwater Analytics Holdings Inc	1,539	-	1,539
CT Technologies Intermediate Holdings (Topco), Inc.	4,314	(1,587)	2,727
Curia Global, Inc.	2,594	(421)	2,173
Curia Receivables II SPV, LLC	445	(445)	-
Databricks, Inc.	5,844	-	5,844
Deerfield Dakota Holding, LLC	526	(184)	342
Edition Holdings, Inc.	3,071	-	3,071
Elk Bidco, Inc	1,906	-	1,906
Everbridge Holdings, LLC	1,719	(844)	875
Evergreen IX Borrower 2023, LLC	581	-	581
Fire Flow Intermediate Corporation	2,539	(1,458)	1,081
Geotechnical Merger Sub, Inc.	3,944	(1,936)	2,008
Golden Hippo Pet, LLC	291	-	291
Goldeneye Parent, LLC	1,663	-	1,663
Higginbotham Insurance Agency, Inc.	2,413	(1,085)	1,328
Invited, Inc.	1,059	-	1,059
IRIS Specialty Acquisition LLC	2,461	(380)	2,081
Jensen Hughes, Inc	3,682	(494)	3,188
JEPPESEN HOLDINGS, LLC	576	-	576
Koala Investment Holdings, Inc.	2,228	(637)	1,591
Legends Hospitality Holding Company, LLC	2,125	(1,059)	1,066
LHS Borrower LLC	933	(243)	690
LIDO Purchaser, Inc	2,045	-	2,045
OMH-Healthedge Holdings, Inc.	1,441	-	1,441
One Call Corporation (fka Opal Acquisition, Inc.)	923	-	923
Parfums Holding Company, Inc.	853	-	853
Poly-Wood, LLC	1,793	-	1,793
PPT Purchaser LLC	5,464	(243)	5,221
Protein For Pets Opco, LLC	468	-	468
QBS Parent, Inc.	5,310	(191)	5,119
Qinetic, Inc.	3,068	-	3,068
Runway Bidco, LLC	6,347	-	6,347
Russell Investments US Institutional Holdco Inc	1,103	-	1,103
Saber Parent Holdings Corp	3,507	(1,060)	2,447
SG Acquisition, Inc.	1,133	-	1,133
Silk Holdings III Corp.	773	-	773
Spruce Bidco II Inc.	1,250	(347)	903
Thg Acquisition, LLC	2,115	(1,467)	648
TITAN BW BORROWER L.P.	2,366	(470)	1,896
Truck-Lite Co., LLC	4,881	(1,180)	3,701
Uft Buyer LLC	4,333	(778)	3,555
Ultra Bidco, LLC	1,492	-	1,492
USA TODAY Co Inc (fka Gannett Co., Inc.)	347	(347)	-
Vantage Specialty Chemicals Holdings, Inc.	581	(185)	396
Wealth Enhancement Group, LLC	21,344	(20,825)	519
Zeus Company LLC	816	(406)	410
Grand Total	$137,227	$(45,321)	$91,906

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(17) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$29,960	$-	$-	$29,960
Automobile Components	10,460	-	-	10,460
Building Products	11,541	-	-	11,541
Capital Markets	13,309	-	-	13,309
Chemicals	6,730	-	-	6,730
Commercial Services & Supplies	66,263	-	-	66,263
Construction & Engineering	25,322	-	-	25,322
Consumer Staples Distribution & Retail	23,511	-	-	23,511
Diversified Consumer Services	13,039	-	-	13,039
Financial Services	20,789	-	-	20,789
Health Care Equipment & Supplies	10,977	-	-	10,977
Health Care Providers & Services	46,724	-	-	46,724
Health Care Technology	48,908	-	-	48,908
Hotels, Restaurants & Leisure	6,161	-	-	6,161
Household Durables	11,842	-	-	11,842
Insurance	36,933	15	-	36,948
IT Services	14,250	-	-	14,250
Life Sciences Tools & Services	32,722	-	-	32,722
Machinery	6,037	-	-	6,037
Media	18,367	-	-	18,367
Personal Care Products	30,879	-	-	30,879
Professional Services	39,757	-	-	39,757
Software	97,878	-	-	97,878
Technology Hardware, Storage & Peripherals	53,138	-	1,875	55,013
Transportation Infrastructure	4,739	-	-	4,739
Wireless Telecommunication Services	3,521	-	-	3,521
Grand Total	$683,757	$15	$1,875	$685,647

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(18) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$30,479	$-	$-	$30,479
Automobile Components	10,466	-	-	10,466
Building Products	11,095	-	-	11,095
Capital Markets	14,153	-	-	14,153
Chemicals	6,451	-	-	6,451
Commercial Services & Supplies	66,882	-	-	66,882
Construction & Engineering	25,057	-	-	25,057
Consumer Staples Distribution & Retail	23,696	-	-	23,696
Diversified Consumer Services	13,546	-	-	13,546
Financial Services	20,575	-	-	20,575
Health Care Equipment & Supplies	10,666	-	-	10,666
Health Care Providers & Services	46,463	-	-	46,463
Health Care Technology	48,374	-	-	48,374
Hotels, Restaurants & Leisure	6,205	-	-	6,205
Household Durables	11,802	-	-	11,802
Insurance	36,721	15	-	36,736
IT Services	14,152	-	-	14,152
Life Sciences Tools & Services	28,252	-	-	28,252
Machinery	6,181	-	-	6,181
Media	18,468	-	-	18,468
Personal Care Products	31,042	-	-	31,042
Professional Services	39,733	-	-	39,733
Software	96,131	-	-	96,131
Technology Hardware, Storage & Peripherals	54,234	-	2,571	56,805
Transportation Infrastructure	4,157	-	-	4,157
Wireless Telecommunication Services	3,575	-	-	3,575
Grand Total	$678,556	$15	$2,571	$681,142

See notes to consolidated financial statements

APOLLO ORIGINATION II (UL) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2026
Aerospace & Defense	4.47%
Automobile Components	1.54%
Building Products	1.63%
Capital Markets	2.08%
Chemicals	0.95%
Commercial Services & Supplies	9.82%
Construction & Engineering	3.68%
Consumer Staples Distribution & Retail	3.48%
Diversified Consumer Services	1.99%
Financial Services	3.02%
Health Care Equipment & Supplies	1.57%
Health Care Providers & Services	6.82%
Health Care Technology	7.10%
Hotels, Restaurants & Leisure	0.91%
Household Durables	1.73%
Insurance	5.39%
IT Services	2.08%
Life Sciences Tools & Services	4.15%
Machinery	0.91%
Media	2.71%
Personal Care Products	4.56%
Professional Services	5.83%
Software	14.11%
Technology Hardware, Storage & Peripherals	8.34%
Transportation Infrastructure	0.61%
Wireless Telecommunication Services	0.52%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of September 30, 2026
United States	99.46%
Canada	0.54%
Total	100.00%

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

As of September 30, 2026, the Company's consolidated subsidiaries were AOP II Investment Holdings (UL DC), LLC, AOP II Origination Holdings (UL), LLC, AOP II (UL) Alpha SPV, LLC, AOP II (UL) Beta SPV, LLC, AOP II (UL) Gamma SPV, LLC, AOP II (UL) Lender, LLC, AOP II (UL) Delta SPV, LLC, AOP II (UL) Epsilon SPV LLC, AOP II (UL) Zeta SPV, LLC and AOP II (UL) Eta SPV, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2026 and December 31, 2025 were $27,289 and $30,506, respectively, of which $26,475 and $28,771, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2026, the Adviser changed the valuation technique used to measure the fair value of a certain debt investment from a discounted cash flow methodology to an asset recoverability methodology. The Adviser made this change in response to underperformance, elevated leverage, liquidity constraints, and the anticipated restructuring of the issuers’ capital structures. There were no other significant changes to the Company’s valuation techniques or the related inputs considered in the valuation process.

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

As of September 30, 2026 and December 31, 2025, the Company did not hold any derivative contracts.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2026 and December 31, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, FASB issued Accounting Standard Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its year-end financial statements.

Fair Value Measurement - Investment Companies with Equity Securities Subject to Contractual Sale Restrictions

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

For the three and nine months ended September 30, 2026, the Company recognized management fees of $1,308 and $3,708, respectively. For the three and nine months ended September 30, 2025, the Company recognized management fees of $1,009 and $2,577, respectively. As of September 30, 2026 and December 31, 2025, management fees payable were $1,319 and $1,147, respectively.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, the Company received $- and $142, respectively, in fee rebates from affiliates related to Capital Solution Services. For the three and nine months ended September 30, 2025, the Company received $- and $149, respectively, in fee rebates from affiliates related to Capital Solution Services.

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

As of September 30, 2026, the Company’s co-investment holdings were 83.34% of the portfolio or $567,681, measured at fair value. On a cost basis, 83.40% of the portfolio or $571,860 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 82.17% of the portfolio or $525,968, measured at fair value. On a cost basis, 82.28% of the portfolio or $525,428 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The table below shows the composition of our investment portfolio as of September 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$683,757	$678,556	$-	$35,233	$643,323
Preferred Equity	15	15	-	-	15
Common Equity	1,875	2,571	-	-	2,571
Total Investments	$685,647	$681,142	$-	$35,233	$645,909
Money Market Fund	26,475	26,475	26,475	-	-
Total Cash Equivalents	26,475	26,475	26,475	-	-
Total Investments after Cash Equivalents	$712,122	$707,617	$26,475	$35,233	$645,909

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$637,787	$639,300	$-	$56,301	$582,999
Preferred Equity	15	15	-	-	15
Common Equity	761	761	-	-	761
Total Investments	$638,563	$640,076	$-	$56,301	$583,775
Money Market Fund	28,771	28,771	28,771	-	-
Total Cash Equivalents	28,771	28,771	28,771	-	-
Total Investments after Cash Equivalents	$667,334	$668,847	$28,771	$56,301	$583,775

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of June 30, 2026	$619,782	$15	$1,772	$621,569
Net realized gains (losses)	161	-	-	161
Net change in unrealized gains (losses)	(730)	-	799	69
Net amortization on investments	1,865	-	-	1,865
Purchases, including capitalized PIK (1)	21,183	-	-	21,183
Sales (1)	(33,744)	-	-	(33,744)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	34,806	-	-	34,806
Fair value as of September 30, 2026	$643,323	$15	$2,571	$645,909

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(730)	$-	$799	$69

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2025	$582,999	$15	$761	$583,775
Net realized gains (losses)	338	-	-	338
Net change in unrealized gains (losses)	(6,923)	-	696	(6,227)
Net amortization on investments	2,335	-	-	2,335
Purchases, including capitalized PIK (1)	112,863	-	1,114	113,977
Sales (1)	(58,661)	-	-	(58,661)
Transfers out of Level 3 (3)	(24,434)	-	-	(24,434)
Transfers into Level 3 (3)	34,806	-	-	34,806
Fair value as of September 30, 2026	$643,323	$15	$2,571	$645,909

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(6,923)	$-	$696	$(6,227)

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

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of June 30, 2025	$445,436	$15	$-	$445,451
Net realized gains (losses)	(33)	-	-	(33)
Net change in unrealized gains (losses)	2,044	-	-	2,044
Net amortization on investments	220	-	-	220
Purchases, including capitalized PIK (1)	91,991	-	-	91,991
Sales (1)	(36,414)	-	-	(36,414)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of September 30, 2025	$503,244	$15	$-	$503,259

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$2,044	$-	$-	$2,044

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2024	$-	$-	$-	$-
Net realized gains (losses)	531	-	-	531
Net change in unrealized gains (losses)	1,909	-	-	1,909
Net amortization on investments	585	-	-	585
Purchases, including capitalized PIK (1)	544,037	15	-	544,052
Sales (1)	(43,818)	-	-	(43,818)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of September 30, 2025	$503,244	$15	$-	$503,259

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$1,909	$-	$-	$1,909

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$31,798	Transactional Value	Cost	N/A	-	N/A	N/A
	596,785	Yield Analysis	Discount Rate	3.9%	-	21.1%	10.0%
	14,740	Asset Recoverability	Recoverability %	68.3%	-	68.3%	68.3%
Preferred Equity	15	Yield Analysis	Discount Rate	11.8%	-	11.8%	11.8%
Common Equity	2,571	Yield Analysis	Discount Rate	10.0%	-	10.9%	10.5%
Total Level 3 Investments	$645,909

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

Investment Transactions

For the three and nine months ended September 30, 2026 purchases of investments on a trade date basis were $21,088 and $124,895, respectively.

For the three and nine months ended September 30, 2025, purchases of investments on a trade date basis were $74,269 and $584,188, respectively.

For the three and nine months ended September 30, 2026, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $35,885 and $81,009, respectively.

For the three and nine months ended September 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $33,407 and $43,353, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three and nine months ended September 30, 2026, PIK income earned was $981 and $2,475, respectively. For the three and nine months ended September 30, 2025, PIK income earned was $393 and $741, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$2,566	$301	$1,140	$-
PIK income capitalized	943	364	2,369	665
Adjustments due to investments exited or written off	-	-	-	-
PIK income received in cash	-	-	-	-
PIK balance at end of period	$3,509	$665	$3,509	$665

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

The following table presents the number of Common Shares issued during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
Proceeds from shares sold	-	$-	1,726,835	$45,000
Total	-	$-	1,726,835	$45,000

The following table presents the number of Common Shares issued during the three months ended September 30, 2025 and the period between January 24, 2025 and September 30, 2025:

	Three Months Ended September 30, 2025		For the period between January 24 and September 30, 2025
	Shares	Amount	Shares	Amount
Proceeds from shares sold	2,079,207	$55,000	22,083,958	$555,755
Total	2,079,207	$55,000	22,083,958	$555,755

As of September 30, 2026 and December 31, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	September 30, 2026			December 31, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$258,000	32%	$800,000	$213,000	27%

(1)
The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such subscriber’s capital commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

During the nine months ended September 30, 2026, the Company declared the following distribution. The Company did not declare any distributions during the nine months ended September 30, 2025.

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
9/21/2026	9/21/2026	9/24/2026	$1.39	$38,884
				$38,884

Note 6. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2026	December 31, 2025
Unfunded revolver obligations and backstop commitments (1)	$43,294	$56,612
Unfunded delayed draw loan commitments (2)	48,612	63,496
Total Unfunded Commitments (3)	$91,906	$120,108

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2026 and December 31, 2025, the backstop commitment included in the balance was $- and $14,237, respectively.
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

Note 7. Financial Highlights

The following table presents the Company's financial highlights for the nine months ended September 30, 2026 and the period between January 24, 2025 and September 30, 2025:

	Nine Months Ended September 30, 2026	For the period between January 24 and September 30, 2025(2)
Per Share Data*
Net asset value at beginning of period	$25.55	$-
Net investment income (1)	1.43	1.50
Net realized and change in unrealized gains (losses) (1)	(0.19)	0.14
Net increase in net assets resulting from operations	1.24	1.64

Distribution of net investment income	(1.39)	-
Net increase (decrease) in net assets relating to capital share transactions (5)	(0.01)	25.00
Net asset value at end of period	$25.39	$26.64

Total return (3)	4.80%	6.56%
Shares outstanding at end of period	28,069,111	22,083,958
Weighted average shares outstanding (1)	27,172,463	19,895,757

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$712,735	$588,338
Annualized ratio of total expenses to average net assets (4)	1.12%	1.43%
Annualized ratio of net investment income to average net assets (4)	7.27%	10.03%
Portfolio turnover rate	12.18%	9.01%

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the activity and weighted average number of shares outstanding for the period presented.
(2)
Amounts have been derived based on the activity and the weighted average number of shares outstanding started on January 24, 2025.
(3)
Total return is calculated as the change in NAV per share plus distributions per share, if any, divided by the beginning NAV per share. For the period between January 24, 2025 and September 30, 2025, beginning NAV per share, for the purposes of this calculation, is equal to the net offering price in effect at the commencement of investment operations. Total return is not annualized.
(4)
For the nine months ended September 30, 2026 and the period between January 24, 2025 and September 30, 2025, amounts are annualized except for organizational costs.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (UL) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (UL) Capital Trust and subsidiaries (the "Company") as of September 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, the financial highlights for the nine-month period ended September 30, 2026 and for the period from January 24, 2025 through September 30, 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 10, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The nine months ended September 30, 2026 represents the period from January 1, 2026 to September 30, 2026. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Investments made in portfolio companies	$21,088	$74,269	$124,895	$584,188
Investments sold	(35,885)	(33,050)	(81,009)	(43,353)
Net investment activity	$(14,797)	$41,219	$43,886	$540,835

Portfolio companies, at beginning of period	68	45	57	-
Number of investments in new portfolio companies	1	7	12	53
Number of exited companies	(7)	(3)	(7)	(4)
Portfolio companies at end of period	62	49	62	49

Number of investments in existing portfolio companies	22	15	32	49

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Portfolio composition, at fair value(2):
First Lien Secured Debt	99.6%	100.0%
Unsecured debt and other	0.4%	0.0%
Weighted average yields, at amortized cost (1)(2):
First lien secured debt	9.1%	9.0%
Unsecured debt and other	0.0%	0.0%
Total portfolio	9.1%	9.0%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$49,966	$22,338
Floating rate amount (in thousands)	$628,590	$616,962
Fixed rate, as percentage of total	7.4%	3.5%
Floating rate, as percentage of total	92.6%	96.5%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$53,823	$21,465
Floating rate amount (in thousands)	$629,934	$616,322
Fixed rate, as percentage of total	7.9%	3.4%
Floating rate, as percentage of total	92.1%	96.6%

(1)
An investor’s yield may be lower than the portfolio yield due to other expenses.
(2)
Certain prior period information has been reclassified to conform to the current period presentation.

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Total Investment Income	$16,219	$12,688	$44,874	$34,442
Total Expenses	(2,087)	(1,927)	(6,010)	(4,574)
Net Investment Income (loss)	14,132	10,761	38,864	29,868
Net realized gains (losses)	(372)	(91)	794	514
Net change in unrealized gains (losses)	983	2,401	(5,983)	2,292
Net realized and change in unrealized gains (losses)	$611	$2,310	$(5,189)	$2,806
Net increase (decrease) in net assets resulting from operations	$14,743	$13,071	$33,675	$32,674

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Interest income	$14,603	$12,074	$40,727	$32,638
PIK interest income	981	393	2,475	741
Dividend income	518	122	1,260	560
Other income	117	99	412	503
Total investment income	$16,219	$12,688	$44,874	$34,442

* Totals may not foot due to rounding.

For the three months ended September 30, 2026, total investment income increased to $16,219, from $12,688 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $681,142 as of September 30, 2026 and $544,304 at September 30, 2025. For the three months ended September 30, 2026 and 2025, PIK income represented 6.1% and 3.1% of total investment income, respectively.

For the nine months ended September 30, 2026, total investment income increased to $44,874, from $34,442 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $681,142 as of September 30, 2026 and $544,304 at September 30, 2025. For the nine months ended September 30, 2026 and 2025, PIK income represented 5.5% and 2.2% of total investment income, respectively. Additionally, our weighted average yield on debt increased to 9.1% as of September 30, 2026 from 8.7% for the same period in the prior year.

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

Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Management fees	$1,308	$1,009	$3,708	$2,577
Administration fees	171	170	513	456
Trustee fees	39	40	118	108
Other general and administrative expenses	569	578	1,671	1,196
Organizational fees	-	130	-	237
Total expenses	$2,087	$1,927	$6,010	$4,574

* Totals may not foot due to rounding.

For the three months ended September 30, 2026 and 2025, net expenses were $2.1 million and $1.9 million, respectively. For the nine months ended September 30, 2026 and 2025, net expenses were $6.0 million and $4.6 million, respectively. The increase in expenses compared to the prior period was primarily attributable to management fees, which increased due to an increase in average net assets.

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three and nine months ended September 30, 2026 and 2025 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(306)	$(91)	$899	$528
Foreign currency transactions	(66)	-	(105)	(14)
Net realized gains (losses)	$(372)	$(91)	$794	$514

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2026, we generated total net realized gains (losses) of $(372) and $794, respectively, driven by net realized gains (losses) of $(306) and $899, respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments, and net realized losses of $(66) and $(105), respectively, for the three and nine months ended September 30, 2026, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

For the three and nine months ended September 30, 2025, we generated total net realized gains (losses) of $(91) and $514, respectively, driven by net realized gains (losses) of $(91) and $528, respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $- and $(14), respectively, for the three and nine months ended September 30, 2025, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and nine months ended September 30, 2026 and 2025 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$983	$2,408	$(6,018)	$2,279
Foreign currency translations	-	(7)	35	13
Net unrealized gains (losses)	$983	$2,401	$(5,983)	$2,292

*Totals may not foot due to rounding.

For the three and nine months ended September 30, 2026, we recognized gross unrealized gains of $1,973 and $5,472, respectively, and gross unrealized (losses) of $(990) and $(11,455), respectively, resulting in net change in unrealized gains (losses) of $983 and $(5,983), respectively. The fair value of our debt investments as a percentage of principal as of September 30, 2026 was 95.9%.

For the three and nine months ended September 30, 2025, we recognized gross unrealized gains of $2,752 and $3,344, respectively, and gross unrealized (losses) of $(351) and $(1,052), respectively, resulting in net change in unrealized gains of $2,401 and $2,292, respectively. The fair value of our debt investments as a percentage of principal as of September 30, 2025 was 99.5%.

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

PIK Income

For the three and nine months ended September 30, 2026, PIK income totaled $981 and $2,475, respectively, on total investment income of $16,219 and $44,874, respectively. For the three and nine months ended September 30, 2025, PIK income totaled $393 and $741, respectively, on total investment income of $12,688 and $34,442, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on the Company’s PIK income.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2026, the Adviser changed the valuation technique used to measure the fair value of certain debt investments from a discounted cash flow methodology to an asset recoverability methodology. The Adviser made this change in response to underperformance, elevated leverage, liquidity constraints, and the anticipated restructuring of the issuers’ capital structures. There were no other significant changes to the Company’s valuation techniques or the related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Adviser, subject to the oversight of the Board. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the nine months ended September 30, 2026, for more information relating to our investment valuation.

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

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio as of September 30, 2026, assuming no changes in our investment structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$13.8	$0.5
Up 150 basis points	10.3	0.4
Up 100 basis points	6.9	0.2
Up 50 basis points	3.4	0.1
Down 50 basis points	(3.4)	(0.1)
Down 100 basis points	(6.9)	(0.2)
Down 150 basis points	(10.3)	(0.4)
Down 200 basis points	(13.8)	(0.5)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There may be conflicts of interest in the Valuation Process.

The Adviser and its affiliates may have economic interests that are affected by the asset-level pricing it produces, including interests arising from management fees calculated on the basis of NAV, which is based upon valuations that take into account income or gains that have been accrued but not received in cash, including but not limited to market discounts, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, in addition to amounts related to unrealized capital appreciation. In the event that a borrower defaults or an investment otherwise decreases in value, such unrealized amounts may never become realized. The Adviser is not obligated to reimburse the Company for any part of fees received that were based on unrealized gains that never materialized, which could result in higher fees than if such fees were based solely on realized gains. These interests may create an incentive for the Adviser to produce valuation information that differs from what an independent third party might determine. The Adviser has implemented internal valuation governance procedures, including oversight by a valuation committee, intended to mitigate these conflicts; however, there can be no assurance that such procedures will eliminate conflicts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

APOLLO ORIGINATION II (UL) CAPITAL TRUST

Date: November 10, 2026	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)